Form 10-Q
period 2021-09-30
COMSCORE, INC.
filed 2021-11-09
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 4, 2021, there were 82,199,226 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-Q regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-Q and elsewhere within this report; those identified within Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020; those identified within Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021; and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	As of	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,940	$31,126
Restricted cash	794	19,615
Accounts receivable, net of allowances of $1,215 and $2,757, respectively ($3,897 and $4,045 of accounts receivable attributable to related parties, respectively)	81,461	69,379
Prepaid expenses and other current assets ($907 and $1,496 attributable to related parties, respectively)	13,662	16,910
Total current assets	111,857	137,030
Property and equipment, net	31,349	30,973
Operating right-of-use assets	30,175	28,959
Goodwill	417,104	418,327
Intangible assets, net	33,473	52,340
Deferred tax assets	2,790	2,741
Other non-current assets	9,888	7,600
Total assets	$636,636	$677,970
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($8,065 and $2,817 attributable to related parties, respectively)	$42,424	$36,640
Accrued expenses ($3,858 and $835 attributable to related parties, respectively)	40,078	48,380
Contract liabilities ($3,715 and $3,538 attributable to related parties, respectively)	51,116	58,529
Customer advances	8,949	12,477
Warrants liability	13,769	2,831
Current operating lease liabilities	7,327	7,024
Secured term note	—	12,644
Other current liabilities ($3,953 and $— attributable to related parties, respectively)	6,504	5,750
Total current liabilities	170,167	184,275
Non-current operating lease liabilities	37,515	36,127
Non-current contract liabilities	2,497	4,156
Deferred tax liabilities	1,515	627
Senior secured convertible notes (related party)	—	192,895
Financing derivatives (related party)	—	11,300
Revolving line of credit	16,000	—
Other non-current liabilities ($6,358 and $6,120 attributable to related parties, respectively)	23,726	19,600
Total liabilities	251,420	448,980
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 82,527,609 and zero shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $207,953 as of September 30, 2021 (related parties)	187,885	—
Stockholders' equity:
Preferred stock, $0.001 par value; 7,472,391 and 5,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding as of September 30, 2021 or December 31, 2020	—	—
Common stock, $0.001 par value; 275,000,000 and 150,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 88,964,022 shares issued and 82,199,226 shares outstanding as of September 30, 2021, and 79,703,342 shares issued and 72,938,546 shares outstanding as of December 31, 2020	82	73
Additional paid-in capital	1,655,288	1,621,986
Accumulated other comprehensive loss	(10,367)	(7,030)
Accumulated deficit	(1,217,688)	(1,156,055)
Treasury stock, at cost, 6,764,796 shares as of September 30, 2021 and December 31, 2020	(229,984)	(229,984)
Total stockholders' equity	197,331	228,990
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$636,636	$677,970
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues (1)	$92,487	$87,952	$270,476	$266,046

Cost of revenues (1) (2) (3) (4)	49,179	46,466	153,267	137,213
Selling and marketing (2) (3) (4)	15,212	17,131	49,569	52,351
Research and development (2) (3) (4)	9,051	9,501	29,536	29,402
General and administrative (2) (3) (4)	16,895	12,136	45,609	41,420
Amortization of intangible assets	6,172	6,750	18,866	20,514
Impairment of right-of-use and long-lived assets	—	—	—	4,671
Total expenses from operations	96,509	91,984	296,847	285,571
Loss from operations	(4,022)	(4,032)	(26,371)	(19,525)
Other income (expense), net	5,713	4,191	(9,069)	12,862
Gain (loss) from foreign currency transactions	1,180	(2,012)	1,884	(2,152)
Interest expense, net (1)	(169)	(9,027)	(7,569)	(26,729)
Loss on extinguishment of debt (1)	—	—	(9,629)	—
Income (loss) before income taxes	2,702	(10,880)	(50,754)	(35,544)
Income tax (provision) benefit	(722)	(241)	(2,166)	838
Net income (loss)	$1,980	$(11,121)	$(52,920)	$(34,706)
Net loss available to common stockholders
Net income (loss)	$1,980	$(11,121)	$(52,920)	$(34,706)
Convertible redeemable preferred stock dividends (1)	(3,910)	—	(8,713)	—
Total net loss available to common stockholders	$(1,930)	$(11,121)	$(61,633)	$(34,706)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.16)	$(0.77)	$(0.49)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	82,185,009	71,222,122	79,951,857	70,638,292
Comprehensive income (loss):
Net income (loss)	$1,980	$(11,121)	$(52,920)	$(34,706)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(1,917)	2,750	(3,337)	1,441
Total comprehensive income (loss)	$63	$(8,371)	$(56,257)	$(33,265)

(1) Transactions with related parties are included in the line items above (refer to Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$231	$503	$1,554	$1,199
Selling and marketing	208	625	1,679	1,954
Research and development	170	386	1,162	817
General and administrative	2,425	1,010	6,761	3,558
Total stock-based compensation expense	$3,034	$2,524	$11,156	$7,528

(4) Lease cost, net of sublease income, is included in the line items above as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost
Cost of revenues	$778	$832	$2,385	$2,668
Selling and marketing	866	911	2,646	3,055
Research and development	586	636	1,802	1,953
General and administrative	427	428	1,293	1,618
Total operating lease cost	$2,657	$2,807	$8,126	$9,294

Amortization of right-of-use assets
Cost of revenues	$401	$311	$1,098	$884
Selling and marketing	61	45	165	127
Research and development	50	47	135	135
General and administrative	32	22	87	63
Total amortization of right-of-use assets	$544	$425	$1,485	$1,209
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)
 (In thousands, except share data)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	72,938,546	$73	$1,621,986	$(7,030)	$(1,156,055)	$(229,984)	$228,990
Net loss	—	—	—	—	—	—	(36,355)	—	(36,355)
Convertible redeemable preferred stock, net of issuance costs	82,527,609	188,183	—	—	—	—	—	—	—
Convertible redeemable preferred stock dividends	—	—	—	—	—	—	(935)	—	(935)
Interest paid in Common Stock	—	—	4,165,781	4	10,808	—	—	—	10,812
Conversion shares issued as extinguishment cost on senior secured convertible notes	—	—	3,150,000	3	9,605	—	—	—	9,608
Restricted stock units distributed	—	—	442,051	1	—	—	—	—	1
Settlement of restricted stock unit liability	—	—	—	—	7,117	—	—	—	7,117
Amortization of stock-based compensation	—	—	—	—	1,358	—	—	—	1,358
Foreign currency translation adjustment	—	—	—	—	—	(2,151)	—	—	(2,151)
Payments for taxes related to net share settlement of equity awards	—	—	(10,231)	—	(37)	—	—	—	(37)
Balance as of March 31, 2021	82,527,609	$188,183	80,686,147	$81	$1,650,837	$(9,181)	$(1,193,345)	$(229,984)	$218,408
Net loss	—	—	—	—	—	—	(18,545)	—	(18,545)
Convertible redeemable preferred stock dividends	—	—	—	—	—	—	(3,868)	—	(3,868)
Adjustment to issuance costs on convertible redeemable preferred stock	—	(298)	—	—	—	—	—	—	—
Restricted stock units distributed	—	—	1,486,344	1	—	—	—	—	1
Amortization of stock-based compensation	—	—	—	—	1,895	—	—	—	1,895
Foreign currency translation adjustment	—	—	—	—	—	731	—	—	731
Payments for taxes related to net share settlement of equity awards	—	—	(414)	—	(1)	—	—	—	(1)
Balance as of June 30, 2021	82,527,609	$187,885	82,172,077	$82	$1,652,731	$(8,450)	$(1,215,758)	$(229,984)	$198,621
Net income	—	—	—	—	—	—	1,980	—	1,980
Convertible redeemable preferred stock dividends	—	—	—	—	—	—	(3,910)	—	(3,910)
Restricted stock units distributed	—	—	28,989	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	2,563	—	—	—	2,563
Foreign currency translation adjustment	—	—	—	—	—	(1,917)	—	—	(1,917)
Payments for taxes related to net share settlement of equity awards	—	—	(1,840)	—	(6)	—	—	—	(6)
Balance as of September 30, 2021	82,527,609	$187,885	82,199,226	$82	$1,655,288	$(10,367)	$(1,217,688)	$(229,984)	$197,331

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	70,065,130	$70	$1,609,358	$(12,333)	$(1,108,137)	$(229,984)	$258,974
Net loss	—	—	—	—	(13,184)	—	(13,184)
Foreign currency translation adjustment	—	—	—	(2,873)	—	—	(2,873)
Restricted stock units distributed	157,384	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(15,597)	—	(65)	—	—	—	(65)
Amortization of stock-based compensation	—	—	2,609	—	—	—	2,609
Balance as of March 31, 2020	70,206,917	$70	$1,611,902	$(15,206)	$(1,121,321)	$(229,984)	$245,461
Net loss	—	—	—	—	(10,401)	—	(10,401)
Foreign currency translation adjustment	—	—	—	1,564	—	—	1,564
Restricted stock units distributed	659,244	1	2,241	—	—	—	2,242
Payments for taxes related to net share settlement of equity awards	(1,086)	—	(3)	—	—	—	(3)
Amortization of stock-based compensation	—	—	1,144	—	—	—	1,144
Balance as of June 30, 2020	70,865,075	$71	$1,615,284	$(13,642)	$(1,131,722)	$(229,984)	$240,007
Net loss	—	—	—	—	(11,121)	—	(11,121)
Foreign currency translation adjustment	—	—	—	2,750	—	—	2,750
Exercise of Common Stock options	75,000	—	142	—	—	—	142
Restricted stock units distributed	374,952	—	823	—	—	—	823
Payments for taxes related to net share settlement of equity awards	(2,683)	—	(8)	—	—	—	(8)
Amortization of stock-based compensation	—	—	1,361	—	—	—	1,361
Balance as of September 30, 2020	71,312,344	$71	$1,617,602	$(10,892)	$(1,142,843)	$(229,984)	$233,954
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(52,920)	$(34,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants liability	10,938	(5,765)
Amortization of intangible assets	18,866	20,514
Loss on extinguishment of debt	9,629	—
Stock-based compensation expense	11,156	7,528
Depreciation	11,873	10,317
Non-cash interest expense on senior secured convertible notes (related party)	4,692	3,060
Non-cash operating lease expense	3,952	4,195
Accretion of debt discount	1,620	5,550
Deferred tax provision	652	254
Amortization expense of finance leases	1,485	1,209
Amortization of deferred financing costs	346	1,140
Bad debt (benefit) expense	(218)	1,664
Change in fair value of financing derivatives	(1,800)	(6,887)
Impairment of right-of-use and long-lived assets	—	4,671
Other	712	—
Changes in operating assets and liabilities:
Accounts receivable	(12,661)	10,675
Prepaid expenses and other assets	283	(2,918)
Accounts payable, accrued expenses and other liabilities	6,632	(12,380)
Contract liabilities and customer advances	(12,563)	(5,180)
Operating lease liabilities	(3,795)	(4,784)
Net cash used in operating activities	(1,121)	(1,843)

Investing activities:
Capitalized internal-use software costs	(10,925)	(11,428)
Purchases of property and equipment	(744)	(200)
Net cash used in investing activities	(11,669)	(11,628)

Financing activities:
Principal payment and extinguishment costs on senior secured convertible notes (related party)	(204,014)	—
Principal payment and extinguishment costs on secured term note	(14,031)	—
Proceeds from the exercise of stock options	—	142
Payments for dividends on convertible redeemable preferred stock (related parties)	(4,760)	—
Principal payments on finance leases	(1,475)	(1,284)
Principal payments on software license arrangements	(277)	(258)
Revolving line of credit issuance costs	(108)	—
Payments for taxes related to net share settlement of equity awards	(44)	(76)
Proceeds from borrowing on revolving line of credit	16,000	—
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs (related parties)	188,183	—
Net cash used in financing activities	(20,526)	(1,476)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(691)	8
Net decrease in cash, cash equivalents and restricted cash	(34,007)	(14,939)
Cash, cash equivalents and restricted cash at beginning of period	50,741	66,773
Cash, cash equivalents and restricted cash at end of period	$16,734	$51,834

	As of September 30,
	2021	2020
Cash and cash equivalents	$15,940	$32,221
Restricted cash	794	19,613
Total cash, cash equivalents and restricted cash	$16,734	$51,834

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow disclosures:
Interest paid ($— and $18,360 attributable to related party, respectively)	$980	$20,310
Income taxes paid, net of refunds	879	764

Supplemental disclosures of non-cash investing and financing activities:
Interest paid in Common Stock (related party)	$10,812	$—
Conversion shares issued as extinguishment cost on senior secured convertible notes (related party)	9,608	—
Settlement of restricted stock unit liability	7,118	3,065
Right-of-use assets obtained in exchange for operating lease liabilities	5,211	669
Convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	3,953	—
Right-of-use assets obtained in exchange for finance lease liabilities	2,041	754
Change in accounts payable and accrued expenses related to capital expenditures	494	519
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
Management Changes
On July 21, 2021, Gregory Fink resigned as the Company's Chief Financial Officer ("CFO") and Treasurer, effective August 31, 2021.
On October 19, 2021, the Company's Board of Directors appointed Jonathan Carpenter as CFO and Treasurer, effective November 29, 2021. Also on October 19, 2021, William Livek, the Company's current Chief Executive Officer and Executive Vice Chairman, was designated to serve as the interim principal financial officer until Mr. Carpenter's start date (November 29, 2021).
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 10-K"). The Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2021 or thereafter. All references to September 30, 2021 and 2020 in the Notes to Condensed Consolidated Financial Statements are unaudited.
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
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability under ASC 815, Derivatives and Hedging. As of September 30, 2021, the probability of a change of control was determined to be remote, and the fair value of the change of control derivative was determined to be negligible.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument is initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of September 30, 2021 because a deemed liquidation event is not considered probable.
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
As a result of the adoption, no embedded features were identified requiring bifurcation under the new model, other than the change of control redemption feature. The Company adopted the standard using the modified retrospective approach. The standard had no impact on the senior secured convertible notes (the "Notes") issued by the Company prior to adoption and, as a result, there was no cumulative adjustment recorded upon adoption.
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
In March 2021, the Company recorded a $9.6 million loss on debt extinguishment related to the payoff of the Notes and a foreign secured promissory note (the "Secured Term Note") on March 10, 2021. These transactions are described in Footnote 4, Debt.
Cloud Computing Implementation Costs
Certain costs incurred for implementation, setup, and other upfront activities in a hosting arrangement that is a service contract are capitalized during the application development stage. Upgrades and enhancements are capitalized if they will result in additional functionality. Amortization of capitalized costs is recorded on a straight-line basis over the term of the associated hosting arrangement, inclusive of reasonably certain renewal periods.
During the third quarter of 2021, the Company completed its implementation of a new cloud-based Enterprise Resource Planning ("ERP") system. The Company capitalized $6.8 million of eligible implementation costs in connection with its development and testing of the ERP system. These capitalized implementation costs are classified within other non-current assets in the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, capitalized implementation costs, net of accumulated amortization, were $6.5 million and $3.2 million, respectively.
The Company determined the expected period of benefit of the capitalized implementation costs was five years. Amortization costs are classified within general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recorded $0.3 million of amortization expense for the three and nine months ended September 30, 2021.
Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Change in fair value of warrants liability	$5,582	$1,872	$(10,938)	$5,765
Change in fair value of financing derivatives	—	2,200	1,800	6,887
Other	131	119	69	210
Total other income (expense), net	$5,713	$4,191	$(9,069)	$12,862
Loss Per Share
The Company uses the two-class method to calculate net loss per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. Under the two-class method, earnings for the period are allocated between common stockholders and participating security holders based on their respective rights to receive dividends as if all undistributed book earnings for the period were distributed.
Basic loss per share is computed by dividing net loss attributable to only the common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share includes the effect of potential common shares, such as the Company's Preferred Stock, Notes, warrants, stock options, restricted stock units and deferred stock units, to the extent the effect is dilutive. In periods with a net loss available to common stockholders, the anti-dilutive effect of these potential common shares is excluded and diluted net loss per share is equal to basic net loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Preferred stock	82,527,609	—	61,895,707	—
Warrants	5,457,026	5,875,890	5,457,026	6,593,391
Stock options, restricted stock units and deferred stock units	4,865,544	3,582,666	5,065,139	4,062,147
Senior secured convertible notes	—	6,519,655	1,629,914	6,519,655
Total	92,850,179	15,978,211	74,047,786	17,175,193
For the three and nine months ended September 30, 2021, dividends to holders of the Preferred Stock, including those both paid and accrued, totaled $3.9 million and $8.7 million, respectively. These dividends have been included in calculating the total loss available to common stockholders used in the calculation of basic and diluted loss per share.
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
The table below summarizes the change in balance of the allowance for doubtful accounts:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Beginning Balance	$(2,757)	$(1,919)
Bad debt benefit (expense)	218	(1,664)
Recoveries	(147)	(162)
Write-offs	1,471	982
Ending Balance	$(1,215)	$(2,763)

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
Impairment of Right-of-use ("ROU") and Long-lived Assets
In March 2020, the Company concluded the carrying value of certain facility lease ROU and other long-lived assets may not be recoverable. In its assessment, the Company considered changes in the real estate market related to the COVID-19 pandemic, that led to an increase in the estimated marketing time, and a reduction of expected receipts, for properties on the market for sublease. The Company performed a quantitative asset impairment test using a discounted cash flow model. Certain ROU and related leasehold improvements failed the asset impairment test; and as a result the Company recorded a $4.7 million non-cash impairment charge.
Although the Company believes that the carrying values of its long-lived assets are appropriately stated as of September 30, 2021, future changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
By solution group:
Ratings and Planning	$62,127	$62,718	$190,351	$190,018
Analytics and Optimization	22,485	17,432	57,950	49,827
Movies Reporting and Analytics	7,875	7,802	22,175	26,201
Total	$92,487	$87,952	$270,476	$266,046
By geographical market:
United States	$81,187	$77,672	$236,593	$232,345
Europe	6,312	6,401	20,025	20,301
Canada	1,914	1,689	5,475	5,262
Latin America	1,947	1,178	5,227	4,675
Other	1,127	1,012	3,156	3,463
Total	$92,487	$87,952	$270,476	$266,046
By timing of revenue recognition:
Products and services transferred over time	$72,660	$67,828	$210,432	$208,321
Products and services transferred at a point in time	19,827	20,124	60,044	57,725
Total	$92,487	$87,952	$270,476	$266,046

Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	September 30, 2021	December 31, 2020
Accounts receivable, net	$81,461	$69,379
Current and non-current contract assets	4,333	4,037
Current contract liabilities	51,116	58,529
Current customer advances	8,949	12,477
Non-current contract liabilities	2,497	4,156
Significant changes in the current contract liabilities balance are as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Revenue recognized that was included in the opening contract liabilities balance	$(46,734)	$(49,784)
Cash received or amounts billed in advance and not recognized as revenue	41,160	40,212
For the nine months ended September 30, 2021, the Company recognized $1.7 million in revenue from balances included in non-current contract liabilities at the beginning of the year. For the nine months ended September 30, 2020, the Company recorded $3.8 million in amounts billed in advance, but not yet recognized as revenue, within non-current contract liabilities. There were no other significant changes in the non-current contract liabilities balance during the nine months ended September 30, 2021 or 2020.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2021, approximately $195.0 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 19% of these remaining performance obligations during the remainder of 2021, approximately 46% in 2022, and approximately 19% in 2023, with the remainder recognized thereafter.
Costs to Obtain or Fulfill a Contract
For the three months ended September 30, 2021 and 2020, amortized and expensed contract costs were zero and $0.2 million, respectively. For the nine months ended September 30, 2021 and 2020, amortized and expensed contract costs were $2.7 million and $0.9 million, respectively.
4.Debt
Senior Secured Convertible Notes and Financing Derivatives
During 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, "Starboard"), pursuant to which the Company issued and sold to Starboard a total of $204.0 million in Notes, which initially accrued interest at 6.0%, as well as warrants to purchase shares of the Company's Common Stock, par value $0.001 per share, in exchange for $100.0 million in cash and 4,000,000 shares of Common Stock. The warrants were exercised in full by Starboard on April 3, 2019 for 323,448 shares of Common Stock.
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
Secured Term Note
On December 31, 2019, the Company's wholly owned subsidiary, Rentrak B.V., entered into an agreement with several third parties (collectively the "Noteholder") for the Secured Term Note in exchange for gross proceeds of $13.0 million. The Secured Term Note was scheduled to mature on December 31, 2021, was cash collateralized, and had an annual interest rate of 9.75% that was payable monthly in arrears.
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
The Company recorded a loss on extinguishment of the Secured Term Note of $0.3 million for the three months ended March 31, 2021. The loss was due to the write-off of unamortized deferred financing costs. Changes in the fair value of the interest make-whole redemption were recorded to other income (expense), net and settlement did not impact loss on debt extinguishment.
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
Additionally, the Revolving Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness, incur additional liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company is in compliance with the covenants under the Revolving Credit Agreement as of September 30, 2021.
As of September 30, 2021, the Company had outstanding borrowings of $16.0 million, and issued and outstanding letters of credit of $2.9 million, under the Revolving Credit Agreement, with remaining borrowing capacity of $6.1 million.
In October 2021, additional outstanding letters of credit totaling $0.4 million were transferred under the Revolving Credit Agreement, which left a remaining borrowing capacity of $5.7 million.

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
In June 2021, the Company extended the sale-leaseback arrangement for an additional 24-month term. The leaseback extension continued to meet the criteria to be accounted for as a financing arrangement. The present value of cash flows after the extension differed by more than 10% from the present value of the remaining cash flows immediately prior to the extension. Therefore, the Company concluded the extension should be accounted for as an extinguishment of the existing financing liability. The fair value of the new financing liability as of September 30, 2021 is $0.8 million, which was estimated using an income approach and a discount rate of 7.5%.
The financing liability is included within other current and other non-current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2021, with $0.4 million classified as current and $0.4 million classified as non-current.
Remaining future cash payments related to the financing liability under the failed sale-leaseback transaction total $0.8 million as of September 30, 2021, and are scheduled to be paid in monthly installments through June 2023.
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
•On March 10, 2021, in connection with the Transactions described in Footnote 2, Summary of Significant Accounting Policies, the Company issued 82,527,609 shares of Preferred Stock in exchange for gross proceeds of $204.0 million. The proceeds from the Transactions were used to repay the Notes. In addition, the Company repaid the Secured Term Note and certain transaction-related expenses with cash from its balance sheet.
Repayment of the Notes and the Secured Term Note strengthened the Company's financial position and resulted in the termination of the affirmative and negative covenants set forth in those instruments, including covenants requiring maintenance of certain minimum cash balances. In addition, repayment eliminated the 12.0% annual interest payable under the Notes, which was replaced by a 7.5% annual dividend payable on the Preferred Stock.
On May 5, 2021, the Company entered into the Revolving Credit Agreement. As described above, the Revolving Credit Agreement contains financial covenants that require the Company to maintain minimum Consolidated EBITDA for periods through March 31, 2022 and a minimum Fixed Charge Coverage Ratio for periods after March 31, 2022 (each term as defined in the Revolving Credit Agreement). As of the date these financial statements are issued, the Company is in compliance with its covenants under the Revolving Credit Agreement, and based on management's current plans, the Company does not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement. The Company's plans include consideration of various liquidity options, including renegotiating existing covenants, postponing dividends or other payments, improving financial performance, refinancing the Company's existing debt or issuing new debt, or raising additional capital from new or existing investors. The Company believes its plans will provide adequate sources of funding to satisfy its estimated liquidity needs for at least one year after the date that these financial statements are issued. However, the Company cannot predict with certainty the outcome of its actions to generate liquidity or whether such actions would generate the expected liquidity as currently planned.
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
The Transactions and related agreements include the following rights:
Registration Rights
On the Closing Date, the Company entered into a Registration Rights Agreement (the "RRA") with the holders of the Preferred Stock (together with any other party that may become a party to the RRA), pursuant to which, among other things, and on the terms and subject to certain limitations set forth therein, the Company was obligated to file a registration statement registering the sale or distribution of shares of Preferred Stock or Common Stock held by any holder, including any shares of Common Stock acquired by any holder pursuant to the conversion of the Preferred Stock, and any other securities issued or issuable with respect to any such shares of Common Stock or Preferred Stock by way of share split, share dividend, distribution, recapitalization, merger, exchange, replacement or similar event or otherwise (the "Registrable Securities"). In addition, pursuant to the RRA, the holders have the right to require the Company, subject to certain limitations, to effect a sale of any or all of their Registrable Securities by means of an underwritten offering or an underwritten block trade or bought deal.
On August 30, 2021, the Company filed a registration statement on Form S-3 with respect to the Registrable Securities. The registration statement on Form S-3 became effective on September 21, 2021.
Conversion Provisions
The Preferred Stock is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion rate is calculated as the product of (i) the conversion factor and (ii) the quotient of (A) the sum of the initial purchase price and accrued dividends with respect to each share of Preferred Stock divided by (B) the initial purchase price. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. As of September 30, 2021, each share of Preferred Stock was convertible into 1.019375 shares of Common Stock.
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
As of September 30, 2021, no shares of Preferred Stock have been converted into Common Stock.
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
On June 30, 2021, in accordance with the Certificate of Designations of the Preferred Stock, the Company paid cash dividends totaling $4.8 million to the holders of the Preferred Stock, representing dividends accrued for the period from the Closing Date through June 29, 2021. The next scheduled dividend payment date for the Preferred Stock is June 30, 2022. For the three and nine months ended September 30, 2021, dividends to holders of the Preferred Stock, including those both paid and accrued, totaled $3.9 million and $8.7 million, respectively.
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
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares at a purchase price equal to the initial purchase price, increased by accrued dividends. The change of control put option was determined to be a derivative liability under ASC 815, Derivatives and Hedging. As of September 30, 2021, the probability of a change of control was determined to be remote, and the fair value of the change of control derivative was determined to be negligible. To the extent the holders of the Preferred Stock do not exercise the put option in a covered change of control, the Company has the right to redeem the remaining Preferred Stock at a redemption price equal to the initial purchase price, increased by accrued dividends.
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
The estimated fair value of the Series A Warrants as of September 30, 2021 was $13.8 million. Refer to Footnote 6, Fair Value Measurements, for information on the Level 3 inputs utilized for the determination of the fair value of the warrants.
6.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	September 30, 2021				December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$2,929	$—	$—	$2,929	$11,928	$—	$—	$11,928

Liabilities:
Warrants issued: (2)
Series A	$—	$—	$13,769	$13,769	$—	$—	$2,831	$2,831
Financing derivatives: no hedging designation (3)
Interest rate reset	—	—	—	—	—	—	11,300	11,300
Secured term note: (4)
Interest make-whole derivative	—	—	—	—	—	—	871	871
Total liabilities	$—	$—	$13,769	$13,769	$—	$—	$15,002	$15,002
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
There were no changes to the Company's valuation methodologies during the three and nine months ended September 30, 2021 or 2020.

The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the nine months ended September 30, 2021 and 2020, respectively:

(In thousands)	Interest Make-whole Derivative Liability	Financing Derivative Liabilities	Warrants Liability
Balance as of December 31, 2020	$871	$11,300	$2,831
Total losses (gains) included in other income (expense), net (1)	150	(1,800)	10,938
Settlement or derecognition upon extinguishment of host debt (2)	(1,021)	(9,500)	—
Balance as of September 30, 2021	$—	$—	$13,769
(1) All losses and gains were recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) Refer to Footnote 4, Debt for additional information on the extinguishment of the Notes and Secured Term Note.

(In thousands)	Financing Derivative Liabilities	Warrants Liability
Balance as of December 31, 2019	$21,587	$7,725
Total gains included in other income (expense), net (1)	(6,887)	(5,765)
Balance as of September 30, 2020	$14,700	$1,960
(1) Represents $5.6 million gain due to change in fair value of interest rate reset derivative liability, $0.1 million gain due to change in fair value of make-whole change of control redemption, $1.2 million gain due to change in fair value of qualifying change of control redemption derivative liability, $5.6 million gain due to change in fair value of the Series A Warrant, and $0.2 million gain due to change in fair value of the Series B-2 Warrant. All gains were recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed at the end of the current reporting period, as of September 30, 2021 and December 31, 2020 that are measured at fair value on a recurring basis:

	Fair Value Measurements
	Significant Valuation Technique	Significant Valuation Inputs	September 30, 2021	December 31, 2020
Warrants liability	Option pricing model	Stock price	$3.90	$2.49
		Exercise price	$2.47	$12.00
		Volatility	90.0%	80.0%
		Term	2.74 years	3.49 years
		Risk-free rate	0.5%	0.2%
The fair value of the Company's warrants liability is estimated using an option pricing model. The primary sensitivity in the valuation of the warrants liability is driven by the Common Stock price at the measurement date and the estimated volatility of the Common Stock over the remaining term.
7.Accrued Expenses

	As of	As of
(In thousands)	September 30, 2021	December 31, 2020
Accrued data costs	$16,848	$19,375
Payroll and payroll-related	10,904	14,653
Professional fees	3,113	4,848
Other	9,213	9,504
Total accrued expenses	$40,078	$48,380
8.Related Party Transactions
Transactions with WPP plc
As of September 30, 2021 (based on public filings), WPP plc and its affiliates ("WPP") owned 11,319,363 shares of the Company's outstanding Common Stock, representing 13.8% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.

The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenues	$3,467	$3,109	$10,080	$10,069
Cost of revenues	2,580	2,461	9,673	7,200
The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	September 30, 2021	December 31, 2020
Assets
Accounts receivable, net	$3,889	$4,045
Prepaid expenses and other current assets	907	1,496
Liabilities
Accounts payable	$1,313	$2,817
Accrued expenses	382	835
Contract liabilities	3,677	3,538
Other non-current liabilities	1,012	—
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
As of September 30, 2021, Charter, Qurate and Pine each owned 27,509,203 shares of the Company's outstanding Preferred Stock. On June 30, 2021, in accordance with the Certificate of Designations of the Preferred Stock, the Company made cash dividend payments totaling $4.8 million to the holders of the Preferred Stock, representing dividends accrued for the period from the Closing Date through June 29, 2021. As of September 30, 2021, accrued dividends to the holders of Preferred Stock totaled $4.0 million.
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
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), are detailed below:

(In thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenues	$487	$1,366
Cost of revenues	5,529	16,471
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheet:

As of
(In thousands)	September 30, 2021
Accounts payable	$6,697
Accrued expenses	3,476
Other non-current liabilities	5,346
The Company recognized revenues of $0.2 million and $0.6 million from transactions with Qurate and its affiliates in the normal course of business during the three and nine months ended September 30, 2021, respectively, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company had no transactions, other than the issuance of shares of Preferred Stock and related matters, with Pine for the three and nine months ended September 30, 2021.

Transactions with Starboard
In 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5.0% of the Company's outstanding Common Stock. Refer to Footnote 4, Debt, for further information regarding these agreements and the Company's issuance of Notes to Starboard in 2018. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5.0% of the Company's outstanding Common Stock in January 2018. In addition, pursuant to a prior agreement with Starboard, the Company provided Starboard the right to designate certain members to the Company's Board. As of December 31, 2018, Starboard had no remaining right to designate any directors to the Board. As of September 30, 2021, there were no directors remaining on the Board who were designated by Starboard.
In the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the Company recorded interest expense, inclusive of non-cash accretion of issuance discount and deferred financing costs, related to the Notes of $6.6 million during the nine months ended September 30, 2021; and $8.4 million and $24.8 million during the three and nine months ended September 30, 2020, respectively. The Company recorded no interest expense related to the Notes during the three months ended September 30, 2021.
In connection with the extinguishment of the Notes on March 10, 2021, the Company issued 3,150,000 Conversion Shares to Starboard valued at $9.6 million as discussed in Footnote 4, Debt, which amount was included as a component of loss on extinguishment of debt in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
The Company had no outstanding balances related to Starboard as of September 30, 2021. The outstanding balances for the Notes, related financing derivatives, and other non-current liabilities as of December 31, 2020 are reflected in the Condensed Consolidated Balance Sheets.
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
Management Changes
On July 21, 2021, Gregory Fink resigned as our Chief Financial Officer ("CFO") and Treasurer, effective August 31, 2021.
On October 19, 2021, our Board of Directors appointed Jonathan Carpenter as CFO and Treasurer, effective November 29, 2021. Also on October 19, 2021, William Livek, our current Chief Executive Officer and Executive Vice Chairman, was designated to serve as the interim principal financial officer until Mr. Carpenter's start date (November 29, 2021).
Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$92,487	100.0%	$87,952	100.0%	$270,476	100.0%	$266,046	100.0%
Cost of revenues	49,179	53.2%	46,466	52.8%	153,267	56.7%	137,213	51.6%
Selling and marketing	15,212	16.4%	17,131	19.5%	49,569	18.3%	52,351	19.7%
Research and development	9,051	9.8%	9,501	10.8%	29,536	10.9%	29,402	11.1%
General and administrative	16,895	18.3%	12,136	13.8%	45,609	16.9%	41,420	15.6%
Amortization of intangible assets	6,172	6.7%	6,750	7.7%	18,866	7.0%	20,514	7.7%
Impairment of right-of-use and long-lived assets	—	—%	—	—%	—	—%	4,671	1.8%
Total expenses from operations	96,509	104.3%	91,984	104.6%	296,847	109.7%	285,571	107.3%
Loss from operations	(4,022)	(4.3)%	(4,032)	(4.6)%	(26,371)	(9.7)%	(19,525)	(7.3)%
Other income (expense), net	5,713	6.2%	4,191	4.8%	(9,069)	(3.4)%	12,862	4.8%
Gain (loss) from foreign currency transactions	1,180	1.3%	(2,012)	(2.3)%	1,884	0.7%	(2,152)	(0.8)%
Interest expense, net	(169)	(0.2)%	(9,027)	(10.3)%	(7,569)	(2.8)%	(26,729)	(10.0)%
Loss on extinguishment of debt	—	—%	—	—%	(9,629)	(3.6)%	—	—%
Income (loss) before income taxes	2,702	2.9%	(10,880)	(12.4)%	(50,754)	(18.8)%	(35,544)	(13.4)%
Income tax (provision) benefit	(722)	(0.8)%	(241)	(0.3)%	(2,166)	(0.8)%	838	0.3%
Net income (loss)	$1,980	2.1%	$(11,121)	(12.6)%	$(52,920)	(19.6)%	$(34,706)	(13.0)%

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
Revenues for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Variance	% Variance
Ratings and Planning	$62,127	67.2%	$62,718	71.3%	$(591)	(0.9)%
Analytics and Optimization	22,485	24.3%	17,432	19.8%	5,053	29.0%
Movies Reporting and Analytics	7,875	8.5%	7,802	8.9%	73	0.9%
Total revenues	$92,487	100.0%	$87,952	100.0%	$4,535	5.2%
Revenues increased by $4.5 million, or 5.2%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Ratings and Planning revenue is comprised of revenue from our digital, TV, and cross-platform products. Ratings and Planning revenue decreased by $0.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was driven by lower revenue from our syndicated digital and cross-platform products, offset by higher revenue from our TV products. Syndicated digital revenue was lower primarily due to our smaller customers who continue to be impacted by ongoing industry changes in ad buying and consolidations. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products represented 46% and 48% of our Ratings and Planning revenue in the third quarter of 2021 and 2020, respectively. Cross-platform revenue was lower due to fewer deliveries of data in 2021 versus 2020. TV revenues were higher due to new partnerships, increased agency adoption and higher deliveries of custom TV data.
Analytics and Optimization revenue increased by $5.1 million in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was related to higher revenue across all product offerings, including activation, custom solutions, lift and survey. Activation experienced double-digit year-over-year growth as we continued to bring new solutions to market.
Movies Reporting and Analytics revenue increased by $0.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The nominal increase in revenue was due to the continued reopening of theaters in markets worldwide. Based on this trend, we believe revenue from the movies business should continue to experience sequential quarterly increases as consumers return to theaters.
Revenues for these three solution groups for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Variance	% Variance
Ratings and Planning	$190,351	70.4%	$190,018	71.4%	$333	0.2%
Analytics and Optimization	57,950	21.4%	49,827	18.8%	8,123	16.3%
Movies Reporting and Analytics	22,175	8.2%	26,201	9.8%	(4,026)	(15.4)%
Total revenues	$270,476	100.0%	$266,046	100.0%	$4,430	1.7%
Revenues increased by $4.4 million, or 1.7%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Ratings and Planning revenue increased by $0.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was driven by higher TV revenue and services related to our international cross-platform offering, partially offset by lower revenue from our syndicated digital products. TV revenues were higher due to new partnerships, increased agency adoption and additional TV data deliveries as part of an expanded relationship with an enterprise customer. We also recorded $2.4 million in revenue for certain cross-platform services delivered in Europe related to the renewal of a multi-year agreement. Syndicated digital revenue was lower primarily due to our smaller and international customers who continue to be impacted by ongoing industry changes in ad buying and consolidations. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products represented 45% and 49% of our Ratings and Planning revenue for the nine months ended September 30, 2021 and 2020, respectively.
Analytics and Optimization revenue increased by $8.1 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was related to higher revenue across all product offerings, including activation, custom solutions, lift and survey. Activation experienced double-digit year-over-year growth as we continued to bring new solutions to market.
Movies Reporting and Analytics revenue decreased by $4.0 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was primarily driven by lower revenues during the first quarter of 2021, which reflected the full impact of the COVID-19 pandemic and its effect on theater closures, movie releases and consumer behavior worldwide. Based on more recent trends, we believe revenue from the movies business should experience sequential quarterly increases as consumers return to theaters.
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
Cost of revenues for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Data costs	$18,466	20.0%	$16,943	19.3%	$1,523	9.0%
Employee costs	9,942	10.7%	9,693	11.0%	249	2.6%
Systems and bandwidth costs	6,207	6.7%	6,152	7.0%	55	0.9%
Lease expense and depreciation	5,003	5.4%	4,259	4.8%	744	17.5%
Panel costs	3,935	4.3%	4,674	5.3%	(739)	(15.8)%
Sample and survey costs	1,856	2.0%	1,051	1.2%	805	76.6%
Technology	1,390	1.5%	1,421	1.6%	(31)	(2.2)%
Professional fees	1,126	1.2%	1,307	1.5%	(181)	(13.8)%
Royalties and resellers	1,008	1.1%	550	0.6%	458	83.3%
Other	246	0.3%	416	0.5%	(170)	(40.9)%
Total cost of revenues	$49,179	53.2%	$46,466	52.8%	$2,713	5.8%
Cost of revenues increased by $2.7 million, or 5.8%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Data costs increased by $1.5 million primarily due to new data licensing costs to increase our data footprint and data rights. Sample and survey costs increased $0.8 million primarily due to higher sales and deliveries of digital marketing solutions. Lease expense and depreciation increased $0.7 million due to higher depreciation driven by previously capitalized internal-use software costs. Offsetting these increases was a decrease in panel costs of $0.7 million primarily due to lower recruitment and support costs for our mobile panels.
Cost of revenues for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Data costs	$55,706	20.6%	$47,669	17.9%	$8,037	16.9%
Employee costs	30,925	11.4%	29,835	11.2%	1,090	3.7%
Systems and bandwidth costs	20,382	7.5%	17,944	6.7%	2,438	13.6%
Lease expense and depreciation	14,775	5.5%	12,393	4.7%	2,382	19.2%
Panel costs	11,614	4.3%	14,622	5.5%	(3,008)	(20.6)%
Sample and survey costs	5,227	1.9%	3,728	1.4%	1,499	40.2%
Technology	4,367	1.6%	4,284	1.6%	83	1.9%
Professional fees	3,885	1.4%	3,149	1.2%	736	23.4%
Royalties and resellers	2,701	1.0%	1,919	0.7%	782	40.8%
Other	3,685	1.4%	1,670	0.6%	2,015	120.7%
Total cost of revenues	$153,267	56.7%	$137,213	51.6%	$16,054	11.7%
Cost of revenues increased by $16.1 million, or 11.7%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Data costs increased by $8.0 million primarily due to new data licensing costs to increase our data footprint and data rights.

Systems and bandwidth costs increased $2.4 million primarily due to increases in cloud-based data storage and bandwidth capacity. Lease expense and depreciation increased $2.4 million primarily due to higher depreciation driven by previously capitalized internal-use software costs. Other expenses increased by $2.0 million primarily due to the recognition of $2.4 million in license costs associated with the delivery of our cross-platform products in Europe in connection with the multi-year agreement described above. Sample and survey costs increased $1.5 million primarily due to higher sales and deliveries of digital marketing solutions. Employee costs increased $1.1 million as we allocated more employee resources towards support of our products and operating infrastructure. Offsetting these increases was a decrease in panel costs of $3.0 million primarily due to lower recruitment and support costs for our mobile panels.
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
Selling and marketing expenses for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$12,519	13.5%	$14,280	16.2%	$(1,761)	(12.3)%
Lease expense and depreciation	918	1.0%	1,136	1.3%	(218)	(19.2)%
Professional fees	480	0.5%	736	0.8%	(256)	(34.8)%
Other	1,295	1.4%	979	1.1%	316	32.3%
Total selling and marketing expenses	$15,212	16.4%	$17,131	19.5%	$(1,919)	(11.2)%
Selling and marketing expenses decreased by $1.9 million, or 11.2%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Employee costs decreased $1.8 million primarily due to lower commission expense and a decrease in employee headcount.
Selling and marketing expenses for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$41,696	15.4%	$42,762	16.1%	$(1,066)	(2.5)%
Lease expense and depreciation	2,967	1.1%	3,806	1.4%	(839)	(22.0)%
Professional fees	1,562	0.6%	1,999	0.8%	(437)	(21.9)%
Other	3,344	1.2%	3,784	1.4%	(440)	(11.6)%
Total selling and marketing expenses	$49,569	18.3%	$52,351	19.7%	$(2,782)	(5.3)%
Selling and marketing expenses decreased by $2.8 million, or 5.3%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Employee costs decreased $1.1 million primarily due to lower commission expense and a decrease in employee headcount. Lease and depreciation expense decreased $0.8 million primarily due to lower rent as we reduced our office footprint and sublet two locations during 2020.
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
Research and development expenses for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$6,788	7.3%	$7,189	8.2%	$(401)	(5.6)%
Technology	1,042	1.1%	1,076	1.2%	(34)	(3.2)%
Lease expense and depreciation	741	0.8%	894	1.0%	(153)	(17.1)%
Professional fees	354	0.4%	253	0.3%	101	39.9%
Other	126	0.1%	89	0.1%	37	41.6%
Total research and development expenses	$9,051	9.8%	$9,501	10.8%	$(450)	(4.7)%
Research and development expenses decreased by $0.5 million, or 4.7%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Employee costs decreased $0.4 million primarily due to a decrease in employee headcount.

Research and development expenses for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$22,060	8.2%	$21,786	8.2%	$274	1.3%
Technology	3,275	1.2%	3,225	1.2%	50	1.6%
Lease expense and depreciation	2,438	0.9%	3,120	1.2%	(682)	(21.9)%
Professional fees	1,352	0.5%	874	0.3%	478	54.7%
Other	411	0.2%	397	0.1%	14	3.5%
Total research and development expenses	$29,536	10.9%	$29,402	11.1%	$134	0.5%
Research and development expenses increased by $0.1 million, or 0.5%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Professional fees increased $0.5 million due to increased consulting fees. Employee costs increased $0.3 million primarily due to higher stock-based compensation expense. Offsetting these increases was a decrease in lease and depreciation expense of $0.7 million primarily due to lower rent as we reduced our office footprint and sublet two locations during 2020.
General and Administrative
General and administrative expenses consist primarily of employee costs for salaries, benefits, stock-based compensation and other related costs, and related expenses for executive management, finance, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of lease expense and other facilities-related costs, depreciation expense related to general purpose equipment and software, amortization of cloud-computing implementation costs, Board of Directors compensation and expenses incurred for other general corporate purposes.
General and administrative expenses for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$8,809	9.5%	$6,659	7.6%	$2,150	32.3%
Professional fees	5,323	5.8%	2,339	2.7%	2,984	127.6%
Technology	908	1.0%	567	0.6%	341	60.1%
Lease expense and depreciation	394	0.4%	494	0.6%	(100)	(20.2)%
Other	1,461	1.6%	2,077	2.4%	(616)	(29.7)%
Total general and administrative expenses	$16,895	18.3%	$12,136	13.8%	$4,759	39.2%
General and administrative expenses increased by $4.8 million, or 39.2%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Professional fees increased $3.0 million primarily driven by increased consulting and audit fees in 2021 related to implementation support for our new enterprise resource planning ("ERP") system, and higher legal fees. Employee costs increased $2.2 million primarily due to severance expense related to the departure of our former CFO in August 2021, and higher stock-based compensation expense. Offsetting these increases was a decrease in other expense of $0.6 million primarily due to lower bad debt expense in 2021 as compared to an increase in our allowance in the third quarter of 2020 as a result of the COVID-19 pandemic.
General and administrative expenses for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$24,710	9.1%	$20,191	7.6%	$4,519	22.4%
Professional fees	11,889	4.4%	9,704	3.6%	2,185	22.5%
Technology	2,119	0.8%	1,683	0.6%	436	25.9%
Lease expense and depreciation	1,285	0.5%	1,606	0.6%	(321)	(20.0)%
Other	5,606	2.1%	8,236	3.1%	(2,630)	(31.9)%
Total general and administrative expenses	$45,609	16.9%	$41,420	15.6%	$4,189	10.1%
General and administrative expenses increased by $4.2 million, or 10.1%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Employee costs increased $4.5 million primarily due to higher stock-based compensation expense, and due to severance expense related to the departure of our former CFO in August 2021. Professional fees increased by $2.2 million primarily driven by increased consulting and audit fees in 2021 related to implementation support for our new ERP system. Offsetting these increases was a decrease in other expense of $2.6 million primarily due to lower bad debt expense in 2021 as compared to an increase in our allowance throughout 2020 as a result of the COVID-19 pandemic.

Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the difference between the carrying value of our debt instruments and any consideration paid to our creditors in the form of cash or shares of our Common Stock on the extinguishment date.
In the first quarter of 2021, we recorded a $9.6 million loss on debt extinguishment related to the payoff of the senior secured convertible notes (the "Notes") and the secured promissory note (the "Secured Term Note") on March 10, 2021. The primary drivers of the extinguishment loss were the write-off of unamortized deferred financing costs and issuance discounts, the issuance of additional shares of Common Stock in connection with the extinguishment, and the derecognition of the interest rate reset derivative liability on the Notes. These components are described in Footnote 4, Debt.
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
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. The following is a summary of other income (expense), net for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Change in fair value of warrants liability	$5,582	$1,872	$(10,938)	$5,765
Change in fair value of financing derivatives	—	2,200	1,800	6,887
Other	131	119	69	210
Total other income (expense), net	$5,713	$4,191	$(9,069)	$12,862
The change in other income (expense), net for the three and nine months ended September 30, 2021 as compared to 2020 was largely driven by changes in the fair value of our warrants liability, and gains from the change in fair value of our financing derivatives. The gain on the warrants liability for the three months ended September 30, 2021 was due primarily to a decrease in the trading price of our Common Stock during the third quarter. The loss on the warrants liability for the nine months ended September 30, 2021 was due primarily to the exercise price adjustment described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, and an increase in the trading price of our Common Stock during the current year. The gain on the financing derivatives was primarily due to the passage of time as our remaining future interest obligations declined over the term of the Notes prior to their extinguishment in March 2021.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our Notes, Secured Term Note, Revolving Credit Agreement, sale-leaseback agreement, and our finance leases.
During the three months ended September 30, 2021 and 2020, we incurred interest expense, net of $0.2 million and $9.0 million, respectively, and $7.6 million and $26.7 million during the nine months ended September 30, 2021 and 2020, respectively. The decrease in interest expense for the three and nine months ended September 30, 2021 as compared to 2020 was primarily due to the extinguishment of the Notes and the Secured Term Note in March 2021, as described in Footnote 4, Debt.
Gain (Loss) From Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions. Our international currency exposures that relate to the translation to U.S. Dollars are in a net liability position and our international currency exposures that relate to the translation from U.S. Dollars are in a net asset position. For the three and nine months ended September 30, 2021, the gain from foreign currency transactions was $1.2 million and $1.9 million, respectively. The gain was primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and Euro and the U.S. Dollar and Canadian Dollar against the Euro exchange rates. For the three and nine months ended September 30, 2020, the loss from foreign currency transactions was $2.0 million and $2.2 million, respectively. The losses were primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and Euro, and the U.S. Dollar against the Euro exchange rates.
Income Tax (Provision) Benefit
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

During the three and nine months ended September 30, 2021, we recorded an income tax provision of $(0.7) million and $(2.2) million, respectively, resulting in an effective tax rate of 26.7% and 4.3%, respectively. During the three months ended September 30, 2020, we recorded an income tax provision of $(0.2) million, resulting in an effective tax rate of 2.2%. During the nine months ended September 30, 2020, we recorded an income tax benefit $0.8 million, resulting in an effective tax rate of (2.4)%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against our domestic deferred tax assets. The increase in the tax provision during 2021 as compared to 2020 was primarily due to an increase in U.S. deferred tax expense for tax deductible goodwill and an increase in estimated foreign tax expense in 2021.
The COVID-19 pandemic has a global reach, and many countries have introduced measures that provide relief to taxpayers in a variety of ways. We continue to evaluate new legislation as it is introduced, but none of these measures had an impact on our income tax (provision) benefit for the three and nine months ended September 30, 2021.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Footnote 2, Summary of Significant Accounting Policies.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash used in operating activities	$(1,121)	$(1,843)
Net cash used in investing activities	(11,669)	(11,628)
Net cash used in financing activities	(20,526)	(1,476)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(691)	8
Net decrease in cash, cash equivalents and restricted cash	(34,007)	(14,939)
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
As of September 30, 2021, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $16.7 million, including $0.8 million in restricted cash, as well as amounts available to us under our Revolving Credit Agreement, as described below.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from operations. Our operating losses and interest payments on our Notes and Secured Term Note, as well as the scheduled maturity of the Notes in January 2022, resulted in a need to secure long-term financing to extinguish the Notes and increase working capital.
On March 10, 2021, we entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine") (the "Transactions"). At the closing of the Transactions, we issued and sold (a) to Charter, 27,509,203 shares of Series B Convertible Preferred Stock ("Preferred Stock") in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Preferred Stock in exchange for $68.0 million. On June 30, 2021, in accordance with the Certificate of Designations of the Preferred Stock, we paid cash dividends totaling $4.8 million to the holders of the Preferred Stock, representing dividends accrued for the period from March 10, 2021 through June 29, 2021. As of September 30, 2021, accrued dividends for the Preferred Stock totaled $4.0 million.
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
On May 5, 2021, we entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") among the Company, as borrower, certain of our subsidiaries as guarantors, Bank of America N.A., as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Agreement provides a borrowing capacity equal to $25.0 million. During the third quarter of 2021, we borrowed $16.0 million under the Revolving Credit Agreement. In addition to these borrowings, we had issued and outstanding letters of credit totaling $2.9 million under the Revolving Credit Agreement as of September 30, 2021, leaving a remaining borrowing capacity of $6.1 million.
In October 2021, we transferred additional outstanding letters of credit totaling $0.4 million under the Revolving Credit Agreement, which left a remaining borrowing capacity of $5.7 million.

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
Preferred Stock
On March 10, 2021, in connection with the Securities Purchase Agreements described above, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. The shares were issued at a par value of $0.001. Net proceeds from the Transactions totaled $188.2 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of September 30, 2021, each share of Preferred Stock was convertible into 1.019375 shares of Common Stock.
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
The amount we are able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. Notably, the Revolving Credit Agreement contains financial covenants that require us to maintain minimum Consolidated EBITDA for periods through March 31, 2022 and a minimum Fixed Charge Coverage Ratio for periods after March 31, 2022 (each term as defined in the Revolving Credit Agreement). As of September 30, 2021, we were in compliance with our covenants under the Revolving Credit Agreement, and based on our current plans, we do not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement. Our plans include consideration of various liquidity options, including renegotiating existing covenants, postponing dividends or other payments, improving our financial performance, refinancing our existing debt or issuing new debt, or raising additional capital from new or existing investors.
As of September 30, 2021, issued and outstanding letters of credit under the Revolving Credit Agreement totaled $2.9 million. In addition, during the third quarter of 2021, we borrowed $16.0 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $6.1 million. In October 2021, additional outstanding letters of credit totaling $0.4 million were transferred under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $5.7 million. The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods, and support our working capital position. While we continue to take steps to reduce our outstanding trade payables and improve our working capital position, our liquidity could be negatively affected if we are unable to generate sufficient cash from operations to meet our financial obligations as they come due.
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
For additional information on the Secured Term Note, refer to Footnote 4, Debt.
Restricted Cash
Restricted cash represents outstanding letters of credit and security deposits for subleased office space. As of December 31, 2020, restricted cash also represented our requirement to collateralize the Secured Term Note. As of September 30, 2021 and December 31, 2020, we had $0.8 million and $19.6 million of restricted cash, respectively. Repayment of the Secured Term Note resulted in the termination of the collateralization requirement thereunder, and no cash was restricted relating to the Secured Term Note as of September 30, 2021. We also transferred outstanding letters of credit totaling $2.9 million under the Revolving Credit Agreement, which further reduced our restricted cash balance as this facility does not require letters of credit to be cash collateralized. In October 2021, additional outstanding letters of credit totaling $0.4 million were transferred under the Revolving Credit Agreement, and as a result we no longer have restricted cash related to outstanding letters of credit.
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
Net cash used in operating activities for the nine months ended September 30, 2021 was $1.1 million, compared to net cash used of $1.8 million for the nine months ended September 30, 2020. The decrease in cash used in operating activities was primarily attributable to a decrease in the cash interest paid on the Notes in 2021 of $18.4 million compared to 2020 (interest of $10.8 million on the Notes was paid in shares of Common Stock in 2021). Offsetting the reduction in cash interest paid was a net decrease in operating assets and liabilities of $22.1 million for the nine months ended September 30, 2021 as compared to a net decrease of $14.6 million for the nine months ended September 30, 2020. The decrease in operating assets and liabilities was primarily due to increases in our accounts receivable balances in 2021 compared to 2020 relating to timing of collections and invoicing on custom projects.
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
Net cash used in investing activities for the nine months ended September 30, 2021 was $11.7 million compared to net cash used in investing activities of $11.6 million for the nine months ended September 30, 2020. The nominal increase in cash used in investing activities was due to an increase in cash paid for computer equipment, offset by a decrease in payments for capitalized internally developed software.

Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2021 was $20.5 million compared to net cash used in financing activities of $1.5 million during the nine months ended September 30, 2020. The increase in cash used in financing activities was primarily due to the repayment of the Notes and the Secured Term Note in March 2021, and payment of $4.8 million in cash dividends to the holders of the Preferred Stock in June 2021. These increases in cash used were partially offset by cash proceeds of $204.0 million from the issuance of the Preferred Stock discussed above (net of $15.8 million in related transaction costs) and cash proceeds of $16.0 million from borrowing under the Revolving Credit Agreement.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with MVPDs, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs for set-top box data. These agreements have remaining terms from one to ten years. As of September 30, 2021, the total fixed payment obligation related to these agreements is $373.4 million.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from one to seven years. As of September 30, 2021, the total fixed payment obligation related to these agreements is $64.3 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is three years. As of September 30, 2021, the total fixed payment obligation related to this agreement is $22.1 million.
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
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303 of Regulation S-K) as of September 30, 2021.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including (with respect to the three and nine months ended September 30, 2021) the ongoing and potential impacts of the COVID-19 pandemic and related government mandates and restrictions. Actual results may differ from these estimates.
Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management's most subjective and complex judgments. Other than our accounting policies related to the accounting for the Preferred Stock, and application of Accounting Standards Codification ("ASC") 470, Debt related to extinguishment of the Notes and Secured Term Note, there have been no material changes or updates to our critical accounting policies and estimates during the three and nine months ended September 30, 2021 as compared to the critical accounting policies and estimates disclosed in our 2020 10-K.
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
In March 2021, we recorded a $9.6 million loss on debt extinguishment related to the payoff of the Notes and the Secured Term Note on March 10, 2021. These transactions are described in Footnote 4, Debt.

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
Warrants liability financial instrument risk
As a result of having $13.8 million in liability related to outstanding warrants as of September 30, 2021, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of the warrants is impacted by changes in the market price of our Common Stock.
As of September 30, 2021, a 10% increase in the market price of our Common Stock would result in a $1.8 million increase in the fair value of the Series A Warrants, while a 10% decrease in the market price of our Common Stock would result in a $1.8 million decrease in the fair value of the Series A Warrants.
For further information on our outstanding warrants, refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity.
Interest rate risk
Our borrowings, including letters of credit, under the Revolving Credit Agreement bear interest at a variable rate per annum equal to the Eurodollar Rate (as defined in the Revolving Credit Agreement) plus an applicable rate equal to 2.25%. As a result, we are subject to interest rate risk, and our interest obligation on outstanding borrowings will fluctuate with movements in the Eurodollar Rate. We are able to repay any amounts borrowed under the Revolving Credit Agreement prior to the maturity date without any premium or penalty other than customary breakage costs. As of September 30, 2021, our exposure to interest rate risk was not material.
Foreign currency risk
For additional discussion of the market risk associated with our foreign currency risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2020 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and our principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Except as described below, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the third quarter of 2021, we completed our implementation of a new enterprise resource planning ("ERP") system. This implementation resulted in changes to our reporting processes and our internal control over financial reporting, by automating certain manual procedures and standardizing business processes and reporting across the organization. We will continue to monitor our internal control over financial reporting under the new system, including evaluating the operating effectiveness of related key controls.
Inherent Limitation on the Effectiveness of Internal Controls
The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As noted above, we intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting in future periods.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which we are involved, please refer to Footnote 9, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed in Item 1A, "Risk Factors" of our 2020 10-K and Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the "Q2 2021 10-Q") before you decide whether to invest in our stock. The risks identified below and in our 2020 10-K and Q2 2021 10-Q could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below and in our 2020 10-K and Q2 2021 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
Our credit facility may impact our ability to operate our business and secure additional financing in the future, and any failure to meet our debt obligations could adversely affect our business and financial condition.
On May 5, 2021, we entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") with a borrowing capacity of $25.0 million. As of the date of this 10-Q, we had borrowings and letters of credit outstanding under the Revolving Credit Agreement totaling $19.3 million. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the Revolving Credit Agreement) plus 2.25%. In addition, the Revolving Credit Agreement provides for an unused commitment fee equal to 0.25% of the unused commitments. The Revolving Credit Agreement matures on May 5, 2024.
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
In addition, we are subject to financial covenants under the Revolving Credit Agreement, including a requirement to maintain minimum Consolidated EBITDA for periods through March 31, 2022 and a minimum Consolidated Fixed Charge Coverage Ratio for periods after March 31, 2022 (each term as defined in the Revolving Credit Agreement). While we are currently in compliance with these covenants, there is no guarantee that we will be able to achieve our plans and remain in compliance in future periods. Moreover, our ability to comply with the covenants could be affected by economic, financial, competitive, regulatory and other factors beyond our control, including changes in consumer behavior or government mandates stemming from the COVID-19 pandemic.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2021
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

10.1+*	Separation and General Release Agreement, dated as of July 21, 2021, by and between comScore, Inc. and Gregory Fink

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

+Filed or furnished herewith
*Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSCORE, INC.

By:	/s/ William P. Livek
William P. Livek
Chief Executive Officer and Executive Vice Chairman
(Principal Executive Officer, Principal Financial Officer and Duly Authorized Officer)
November 9, 2021