Form 10-K
period 2021-12-31
COMSCORE, INC.
filed 2022-03-02
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
Form 10-K
__________________________________________________________________
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $350.0 million (based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date). Solely for purposes of this disclosure, shares of the registrant's common stock held by executive officers and directors and each person who owned 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 24, 2022, there were 90,438,590 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant's Proxy Statement with respect to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days following the end of the registrant's fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K.

COMSCORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Annual Report on Form 10-K, or 10-K, including the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K, and the information incorporated by reference in this 10-K, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding the impact on our business of the coronavirus ("COVID-19") pandemic and global measures to mitigate the spread of the virus; macroeconomic trends that we expect may influence our business, including any recession or changes in consumer behavior resulting from the COVID-19 pandemic; plans for business continuity, financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with debt and financing covenants and other payment obligations; expectations regarding enhanced commercial relationships and the development and introduction of new products; effects of restructuring, remote work arrangements and other employment actions; regulatory compliance and expected changes in the regulatory or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; and plans for growth and future operations, as well as assumptions relating to the foregoing.
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
Unless the context requires otherwise, references in this 10-K to "Comscore," "we," "us," the "Company" and "our" refer to comScore, Inc. and its consolidated subsidiaries. We have registered trademarks around the globe, including Unified Digital Measurement®, UDM®, vCE®, Metrix®, Essentials®, Box Office Essentials®, OnDemand Essentials®, and TV Essentials®. This 10-K also contains additional trademarks and trade names of our company and our subsidiaries. We file and maintain trademark protection for our products and services. All trademarks and trade names appearing in this 10-K are the property of their respective holders.
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
Leadership Changes
On July 21, 2021, Gregory Fink resigned as our Chief Financial Officer ("CFO") and Treasurer, effective August 31, 2021.
On October 19, 2021, our Board of Directors appointed Jonathan Carpenter as CFO and Treasurer, effective November 29, 2021. On December 10, 2021, our Board of Directors appointed Mary Margaret Curry as Chief Accounting Officer.
On February 28, 2022, our Chief Executive Officer ("CEO") and Executive Vice Chairman, William Livek, announced his intention to retire as CEO and transition to a non-executive Vice Chairman role after his successor as CEO is named. Mr. Livek plans to serve as non-executive Vice Chairman of our Board of Directors through the completion of his term in 2024.
Acquisition of Shareablee
On December 16, 2021, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Shareablee, Inc. ("Shareablee"). Pursuant to the Merger Agreement, we acquired Shareablee for a total purchase price of up to $45.0 million, subject to certain adjustments and achievement of certain conditions set forth in the Merger Agreement.
At closing, the aggregate consideration payable to the former holders of Shareablee's capital stock and warrant, and certain underlying equity awards that we assumed in the acquisition, was approximately 9.1 million shares of our common stock, including an estimated working capital adjustment. The number of shares of common stock issuable at closing was determined by dividing (x) $36.4 million, plus the exercise price of options that we assumed, by (y) a price per share of our common stock of $4.12. The closing price of our common stock on the Nasdaq Global Select Market on December 16, 2021 was $3.14 per share.
With the closing of the Shareablee acquisition, we plan to expand our Media Metrix® and Video Metrix® currencies to include Shareablee's social media engagement and video insights, in order to bridge the industry gap of traditional digital and social measurement services that exists today. We expect the combined audience insights of Comscore and Shareablee to give media companies, brands and advertisers an unmatched understanding of cross-platform consumer engagement and reach. Integration plans call for Comscore digital products to benefit from Shareablee data, and for Shareablee clients to have additional advantages with curated views of Comscore digital data embedded in their Shareablee dashboards.

Strategic Investment Transactions
On January 7, 2021, we entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine"). The issuance of securities pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by our stockholders on March 9, 2021 and completed on March 10, 2021. At the closing of the Transactions, we issued and sold (a) to Charter, 27,509,203 shares of Series B Convertible Preferred Stock, par value $0.001 per share, in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Series B Convertible Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Series B Convertible Preferred Stock in exchange for $68.0 million. The proceeds of the Transactions were used to repay the $204.0 million of senior secured convertible notes due January 16, 2022 (the "Notes") issued to certain funds affiliated with or managed by Starboard Value LP. Additionally, in connection with the closing, we repaid the $13.0 million secured promissory note due December 31, 2021 issued by a subsidiary of the Company (the "Secured Term Note") and certain transaction-related expenses with cash from our balance sheet. Refer to Footnote 6, Debt for additional information on the Notes and the Secured Term Note.
COVID-19
During 2020 and the first half of 2021, the COVID-19 pandemic and related government mandates and restrictions had a significant impact on the media, advertising and entertainment industries in which we operate. The pandemic also had an impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. In response to the COVID-19 pandemic, we took actions to mitigate the near-term liquidity impact, including freezing hiring, exiting non-critical consultants and contractors, terminating or negotiating reductions in vendor agreements and leases, and reducing certain travel, marketing, recruiting and other corporate activities. Although we cannot quantify the impact that the pandemic may have on our business in the future, we have seen positive recovery in the current year, including the reopening of theaters in most markets worldwide.

Background and Market
We were founded in 1999 on the belief that digital technology would transform the interactions between people, media and brands in ways that would generate substantial demand for data and analytics about that interaction. The growing adoption of digital technologies also allowed measurement of the behavior of consumers' online activities. Based on this vision, we built a global opt-in panel that provided insight into online activities. Over the years we have enhanced our product offerings by uniting panel data with census-level data from website tags and other sources, and we expanded our presence in various markets. In 2016, we merged with Rentrak Corporation ("Rentrak"), a global media measurement and advanced consumer targeting company serving the entertainment, television, video and advertising industries. Following the Rentrak merger, we have access to millions of television and video on demand ("VOD") screens and the ability to measure box office results from movie screens across the world. We also have an opt-in Total Home Panel, which enables measurement of household devices that use a home's internet connection, whether traditional mobile and computer devices, streaming media devices, gaming consoles or Internet of Things ("IOT") devices, which may include devices such as smart speakers, thermostats, and appliances.
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
Product Delivery
We deliver our products and services through diverse methods to meet the needs of our customers. These include Software-as-a-Service ("SAAS") delivery platforms, application programming interface and other data feeds that integrate directly with customer systems, and integrations with advertising technology providers such as data management platforms and demand-side platforms that enable data management, ad management and programmatic ad trading.
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
•Financial service companies, including investment firms, consumer banks and credit card issuers;
•Manufacturers and retailers of consumer products such as consumer packaged goods, pharmaceuticals, automotive and electronics; and
•Political campaigns and related organizations.

During 2021, our products and services were organized around three solution groups:
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
We categorize our revenue for 2021 and prior periods along these three solution groups; however, our shared cost structure is defined and tracked by function and not by our solution groups. These shared costs include employee costs, operational overhead, data centers and our technology that supports our product offerings.
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
•Cross-Platform Solutions at the national and local level, which provide an unduplicated view of reach, engagement and audience overlap across TV and digital platforms. Solutions include Comscore Campaign Ratings, which expands upon validated Campaign Essentials ("vCE") verification of mobile and desktop video campaigns with the addition of video advertising delivered via OTT and TV and provides unduplicated reporting that enables ad buyers and sellers to negotiate and evaluate campaigns across media platforms.
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

Applications include path-to-purchase analyses, competitive benchmarking, market segmentation studies, and branded content analytics.
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
•Designing solutions to continue to measure the online media space in the face of increased privacy concerns, including the development of industry-compatible, interoperable methodologies that will function as browser, regulatory, and legal environments change;
•Creating new methodologies to measure person-level TV and digital consumption at scale and across platforms; and
•Continuing to develop expertise in combining multiple data assets, both to leverage single-platform datasets into representative cross-platform measurements as well as working with the data of partner companies, allowing us to enhance existing services and create new and innovative audience measurement products. These efforts include original research into the measurement of data overlaps and deduplication in the measurement of reach.
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
We are also engaged in industry initiatives that focus on the viability and success of the "free web," which is driven by advertising investment. One of these initiatives, championed by Google and Facebook, is a proposal from the World Federation of Advertisers. In addition, in June 2021 we were selected by the Association of National Advertisers as a partner in their Cross-Media Measurement initiative for a pilot in measuring privacy-preserving reach and frequency measurements for television and digital media audiences, which is capable of reporting both demographics and cross-platform deduplication.
In December 2021, OpenAP and the Video Advertising Bureau identified Comscore as a participating measurement company in XPm, their cross-platform measurement framework that is backed by national TV publishers.
Comscore Predictive Audiences
With third-party cookie deprecation fast approaching, advertisers need bold new solutions to ensure their campaigns continue to reach the right audiences without interruption. In the first quarter of 2021 we launched Predictive Audiences – a cookie-free targeting capability that enables advertisers to reach audiences based on granular consumer behavior through privacy-friendly contextual signals. This solution delivers scale and precision beyond what was previously available in the industry, and can be used across digital, mobile, and CTV campaigns.
Branded Content Reporting
In 2021, we partnered with Hive, a leading provider of enterprise AI solutions, to reinvent its Branded Content reporting. Hive's computer vision technology is utilized to identify logos within video content. This detection from Hive is coupled with Comscore's media information to size the audiences to branded content, as well as describing those audiences based on demographics and advanced attributes.
Comscore Consumer Intelligence
Comscore Consumer Intelligence, powered by Consumer Orbit, provides local TV stations, local digital publishers and media buyers with actionable consumer insights to connect consumer behaviors with local television and digital consumption.
Comscore Consumer Intelligence is a local market audience segmentation and buying and sales tool that provides a comprehensive and granular view of what linear and digital audiences are searching online to buy, where they are shopping and how they interact with media. It is delivered monthly, compared to other consumer segmentation tools that are delivered annually.
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
Trademarks
We file and maintain trademark protection for our products and services. We rely on trademarks and service marks to protect our intellectual property assets and believe these are important to our marketing efforts and the competitive value of our products and services. We have registered trademarks around the globe, including Unified Digital Measurement®, UDM®, vCE®, Metrix®, Essentials®, Box Office Essentials®, OnDemand Essentials®, and TV Essentials®. This 10-K also contains additional trademarks and trade names of our Company and our subsidiaries. All trademarks and trade names appearing in this 10-K are the property of their respective holders.

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
•Television measurement competitors, which are evolving with the marketplace and now include advertising measurement startups such as VideoAmp, iSpot and others;
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
•Companies that provide digital advertising technology point solutions, including DoubleVerify, Integral Ad Science, Moat (owned by Oracle) and WhiteOps;
•Companies that provide audience measurement and competitive intelligence across digital platforms, including Nielsen, SimilarWeb and App Annie;
•Analytical services companies that provide customers with detailed information about behavior on their own websites, including Adobe Analytics, IBM Digital Analytics and WebTrends Inc.;
•Companies that report Smart TV data such as Vizio, Alphonso, Samsung and Samba TV; and
•Companies that provide consumers with TV and digital services such as AT&T and Comcast.
We compete based on the following principal factors:
•The ability to provide accurate measurement of digital audiences across multiple digital platforms;
•The ability to provide TV audience measurement based on near-census data that increases accuracy and reduces variability;
•The ability to provide deduplicated audience measurement across platforms;
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
Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Laws such as the California Consumer Privacy Act ("CCPA"), Brazil's General Data Protection Law ("LGPD"), the General Data Protection Regulation ("GDPR") in Europe and industry self-regulatory codes have been enacted, and more are being considered that will affect our ability (and our customers' ability) to reach current and prospective customers, to respond to individual customer requests under the laws, and to implement our business models effectively. The GDPR took effect in May 2018 and includes requirements regarding the collection and handling of individuals' personal data. The CCPA went into effect in January 2020, and the LGPD went into effect in September 2020. Beginning in January 2023, three new state privacy laws (and their applicable regulations) are scheduled to come into effect. The California Privacy Rights Act of 2020 ("CPRA") is scheduled to become fully operative on January 1, 2023 (substantially expanding the CCPA); the Virginia Consumer Data Protection Act is scheduled to become effective on January 1, 2023; and the Colorado Privacy Act is scheduled to become effective on July 1, 2023. In addition, regulators in the European Union and elsewhere are increasingly focused on consent and the collection of data using tracking technologies and cross-border data transfers. Failure to meet the applicable GDPR, CCPA, CPRA or LGPD requirements, or failure to comply with privacy, data collection, data transfer or consent requirements in other jurisdictions, could result in substantial penalties.
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
As of January 31, 2022, we had 1,355 employees and 145 contingent providers/contractors. Our employee population, which is comprised 94% of full-time employees and 6% of part-time employees, is dispersed across the globe, as outlined below as of December 31, 2021.

Percent of Employees
North America	64%
Asia-Pacific Rim	16%
Europe	12%
Latin America	8%
The following table outlines the percentage of employees in different functional areas as of December 31, 2021:

Percent of Employees
Product and Technology	53%
Sales and Service	22%
Movies	14%
General and Administrative	11%

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
We seek to attract and retain the best talent from a diverse group of sources around the world, in order to meet our current and future staffing needs. In addition to a robust employee referral practice and independent outreach, we have developed relationships with universities, professional associations, and industry alliances to further increase our outreach and talent pool. In 2021, our company conducted hiring in North America, Europe, India, and Latin America.
Where feasible within the countries in which we operate, we provide a competitive and varied portfolio of healthcare, wellness, financial, and other benefit offerings to suit the diverse needs and lifestyles of our employees. Within the United States, 86% of our employee population was enrolled in one of our healthcare plans as of December 31, 2021.
We provide virtual, on-demand learning opportunities to all employees, and we also develop and deliver custom learning programs to meet specific business needs and employee interests. In 2021, approximately 60% of our employees participated in learning activities through the on-demand portal.
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
Work Environment
We believe we have created a work environment, whether in person or virtually, that represents our commitment to safety and wellness. In light of continued uncertainty in public health, we continue to provide flexibility to work remotely to ensure that employees can work effectively from their homes and protect their own health and that of their households. We provide both system and technology capability as well as personal support, including wellness activities and resources, virtual social activities, and support for working parents. Supporting the person, not just the "worker," allows us to maintain business operations without endangering employees or customers. We had no safety incidents or known incidents of work-related COVID-19 transmissions reported in 2021.
Diversity and Inclusion
We strive to build and develop a workforce that reflects diversity, equity, and inclusion at all levels of the organization. As of December 31, 2021, approximately 40% of our global workforce was female and approximately 30% of our executive leaders were female. Within the United States, approximately 40% of our employees identified as a person of color or as other than white. Our view is that our culture of involvement and appreciation of others enables us to more fully develop and leverage the strengths of our workforce to meet our business objectives. We place a high value on inclusion and employee-led opportunities across the Company, including the Employee Resource Groups ("ERGs") which are sponsored by senior leadership but are developed and maintained by diverse groups of employees who share or champion common interests, representations, or causes. We currently have ERGs in support of LGBTQ+ persons, people of color, women, young professionals, and remote workers. We have amplified our conversation and actions relating specifically to inclusion and diversity in the last year, taking a more active executive stance and implementing learning and development initiatives, additional ERGs, virtual employee gatherings and activities, and talent acquisition opportunities.
Locations and Geographic Areas
We are located around the globe with employees in 18 countries. Our primary geographic market is the United States, followed by Asia, Europe, Latin America and Canada. For information with respect to sales by geographic markets, refer to Footnote 4, Revenue Recognition, of the Notes to Consolidated Financial Statements.
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
Jonathan Carpenter has served as our Chief Financial Officer and Treasurer since November 2021. Mr. Carpenter previously served as Chief Financial Officer of Publishers Clearing House, a direct marketing and media company, from June 2016 until November 2021. Prior to Publishers Clearing House, he served in divisional CFO roles for Nielsen Company, Sears Holdings and NBC Universal. He began his career with General Electric in the GE Financial Management Program. Mr. Carpenter holds a bachelor's degree in economics from the University of Vermont.
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
Nana Banerjee has served as a director since March 2021. Dr. Banerjee has been a consultant to Cerberus Capital Management, a private equity firm, since September 2021. From March 2020 to September 2021, he served as a senior managing director of Cerberus Global Technology Solutions. Dr. Banerjee brings extensive experience in leading, innovating and scaling analytics and technology businesses globally. Prior to joining Cerberus, he served as the President and CEO of McGraw-Hill, an education solutions company, and a member of its Board of Directors from April 2018 to October 2019. From September 2012 to March 2018, he was group president and an executive officer of Verisk Analytics, a data analytics company, with responsibility for its high-growth businesses as well as oversight responsibility for its joint data and development environment and its centralized AI and advanced analytics organizations. He joined Verisk as part of its acquisition of Argus Information and Advisory Services, where he was CEO, and co-president and chief operating officer in prior roles. In other prior roles, Dr. Banerjee served as head of Citibank's credit card business in the United Kingdom and as vice president of marketing and analytics at GE Capital. Dr. Banerjee has a Ph.D. in applied mathematics from the State University of New York, a M.S. degree in mathematics from the Indian Institute of Technology, Delhi, and a B.S. degree with honors in mathematics from St. Stephens College, Delhi. Dr. Banerjee's extensive experience in analytics and technology enable him to bring valuable perspective to our Board.
Itzhak Fisher has served as a director since March 2021. Mr. Fisher is the Chairman and founder (2014 to present) of Pereg Ventures, a venture capital fund that invests in B2B information services businesses across the United States and Israel. Previously, he served in senior product and business development roles at Nielsen, as founder and Executive Chairman of Trendum, and as President and CEO of RSL Communications, where he built a telecommunications company that operated in over 20 countries and generated more than $1.5 billion in revenues. He also served on the board of directors of SITO Mobile from June 2017 to July 2018. Mr. Fisher received a B.S. in Computer Science from New York Institute of Technology and completed advanced studies in computer science at New York University. His other affiliations include the Strategic Advisory Group, Goldman Sachs; Advisory Board, NYU Courant Institute of Mathematical Sciences; and President's Council, Tufts University. Mr. Fisher brings to our Board substantial experience in creating, operating and investing in digital, media and retail companies.
Irwin Gotlieb has served as a director since April 2019. Mr. Gotlieb was a senior advisor to WPP plc, a multinational advertising and public relations company, from April 2018 through December 2020. He was formerly the global Chief Executive Officer and Chairman of GroupM, a global media investment group, from its formation until 2012 and Chairman of GroupM until April 2018. Mr. Gotlieb served on the board of directors of Invidi, a media solutions company, from October 2007 to June 2020, and on the advisory board of Harland Clarke, a payment solutions company, from January 2014 to December 2018. Mr. Gotlieb brings over 40 years of industry experience to the Board and is the first media agency executive inducted into both the American Advertising Federation Hall of Fame and the Broadcasting & Cable Hall of Fame.
David Kline has served as a director since March 2021. Mr. Kline is Executive Vice President at Charter Communications, a communications and media company, and President of Spectrum Reach, the advertising sales division of Charter. Mr. Kline joined Charter in 2015 and provides strategic leadership to guide the company in both the traditional and advanced TV advertising space. Mr. Kline joined Charter from Visible World (now FreeWheel), where he served as President and COO directing their household addressable sales and programmatic advertising efforts. Earlier in his career, he served as President and COO of Cablevision Media Sales (now Altice Media Solutions) for more than 17 years. Mr. Kline serves on the board of directors for the Video Advertising Bureau and private companies Ampersand, Blockgraph and Canoe. He received a B.A. in a personalized study program focusing on marketing, finance, accounting and management from Ohio State University. Mr. Kline is a pioneering leader in the traditional and advanced TV advertising space and brings valuable relationships and perspective to our Board.
Pierre Liduena has served as a director since April 2021. Mr. Liduena is Group Vice President, Business Development at Charter Communications, a communications and media company, where he manages strategic partnerships for Charter. Prior to this he was Vice President, Corporate Development at Charter, where he managed M&A and Corporate Ventures activities. Prior to joining Charter in 2012, Mr. Liduena worked at UBS in the Technology, Media & Telecom investment banking group, and at EY in the Audit and Transaction Advisory groups. Mr. Liduena holds a Master in Management from EDHEC Business School in France, and an M.B.A. from the Wharton School of the University of Pennsylvania. In addition, he is a graduate of the Cable Executive Management program at Harvard Business School. Mr. Liduena brings to our Board financial expertise and substantial M&A and industry experience.
Kathi Love has served as a director since April 2019. Ms. Love is currently the CEO of Motherwell Resources LLC, a company devoted to management consulting and executive coaching. Prior to founding Motherwell in 2013, Ms. Love served as the President and CEO of GFK MRI (formerly Mediamark Research). MRI produced audience ratings for the consumer magazine industry in the United States, along with offering a projectable database on the demographics, attitudes, activities and buying behaviors of the U.S.

consumer. MRI also developed and sold various software products. In 2018, Ms. Love was inducted into the Market Research Council Hall of Fame. Prior to joining MRI, Ms. Love held executive positions at The New York Times, EMAP Publishing and The Magazine Publishers of America. She has been an adjunct or guest instructor at Rutgers University, Brooklyn College and Queens College. Ms. Love holds a B.A. degree from Douglass College, Rutgers – The State University, an M.A. from Michigan State University and an M.Phil. from The Graduate Center, C.U.N.Y. She has advanced to candidacy for a Ph.D. in psychology and is a professional certified executive coach (PCC) and a member of the International Coach Federation (ICF). She has served on the board of directors of the Advertising Research Foundation, The Media Behavior Institute and the Market Research Council, of which she is past President. She sits on the board of the Associate Alumnae of Douglass College and serves as the treasurer and on the investment committee. She also uses her coaching skills during pro bono work at the Atlas School for Autism.
Marty Patterson has served as a director since March 2021. Mr. Patterson currently serves as Vice President of Liberty Media Corporation, Qurate Retail, Inc., Liberty TripAdvisor Holdings, Inc. and Liberty Broadband Corporation. He has been with Liberty Media Corporation, a media, communications and entertainment company, and its predecessors since 2010. Mr. Patterson currently serves as a director of Skyhook Wireless, Inc. and was formerly a director of Ideiasnet S.A. He received his B.A. from Colorado College and is a CFA Charterholder. Mr. Patterson brings to our Board extensive experience identifying and evaluating investment opportunities in the technology, media and telecommunications sectors.
Brian Wendling has served as a director since March 2021. Mr. Wendling is Chief Accounting Officer and Principal Financial Officer of Liberty Media Corporation, Qurate Retail, Inc. and Liberty Broadband Corporation. He is also Senior Vice President and Chief Financial Officer of Liberty TripAdvisor Holdings, Inc. Mr. Wendling has held various positions with these companies and their predecessors since 1999. Prior to joining these companies, he worked in the assurance practice of the accounting firm KPMG. Mr. Wendling has previously served on the boards of Fun Technologies Inc. and CommerceHub, Inc. He also serves on the board of Clothes to Kids of Colorado. He received his Bachelor of Science degree in accounting from Indiana University. Mr. Wendling brings over 25 years of accounting, public reporting and compliance experience to our Board.
Available Information
We make our periodic and current reports along with amendments to such reports available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.comscore.com, and such reports are made available free of charge under "SEC Filings" in the Investor Relations section of our website. Information contained on our website is not part of this 10-K and is not incorporated herein by reference.
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
Risks Related to Our Business and Our Technologies
•The COVID-19 pandemic could continue to have adverse effects on our business.
•The market for our products is highly competitive, and our revenues could decline if we cannot compete effectively.
•If we are unable to provide complete analytics, our ability to maintain and grow our business may be harmed.
•We depend on third parties for data and hosting/delivery services that are critical to our business.
•If we fail to respond to technological developments or evolving industry standards, our products may become obsolete or less competitive.
•Our business may be harmed if we deliver inaccurate or untimely information products, change our methodologies or the scope of information we collect, or are unable to maintain sufficient panels.
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
•We may not be able to adequately retain and hire qualified personnel.
Risks Related to Our Results of Operations
•We may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.
•We may not generate sufficient cash to service our debt, dividend obligations, lease facilities and trade payables.
•We may incur another impairment of goodwill or other intangible assets.
•Changes in the fair value of our financing derivatives, warrants or contingent consideration could adversely affect our financial condition and results.
•We may encounter difficulties managing our costs, may continue to incur net losses, and may not achieve profitability.
•Our net operating loss carryforwards may expire unutilized or underutilized.
Risks Related to Legal and Regulatory Compliance, Litigation and Tax Matters
•Concern over privacy violations and data breaches could materially harm our business.
•Domestic or foreign laws may limit our ability to collect and incorporate media usage information in our products.
•Third parties could assert that we are infringing their intellectual property rights, or we could be unable to protect and enforce our own intellectual property rights.
•Our use of open source software could limit our ability to sell our products or require us to reengineer our products.
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
Risks Related to Our Capital Structure and Financings
•The holders of our Preferred Stock have significant influence, and their interests may conflict with our other stockholders.
•We may not realize the anticipated benefits of our Preferred Stock transactions, including commercial benefits from our data license with Charter.
•The market value of our Common Stock could decline if the holders of our Preferred Stock sell their shares when transfer restrictions expire.
•Our financing and debt covenants could restrict our operating flexibility.
•Any failure to meet our debt obligations could adversely affect our business and financial condition.
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
Risks Related to Our Business and Our Technologies
The COVID-19 pandemic and related economic repercussions could continue to have adverse effects on our business, financial position, results of operations and cash flows.
The COVID-19 pandemic and related government mandates and restrictions have had a significant impact on the media, advertising and entertainment industries in which we operate. The extent to which the COVID-19 pandemic may ultimately impact our business is uncertain and will depend in large part on our customers, many of whom continue to be affected by measures taken to mitigate the spread of the virus. To date, the COVID-19 pandemic and related measures have had some impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms, particularly in our Movies Reporting and Analytics business. These conditions have negatively impacted our revenue, cash flows, net loss and financial position, and could continue to have an impact in future periods. It is possible that long-term changes in consumer behavior will impact our customers' operations, and thus their demand for our services and ability to pay, even after the spread of COVID-19 has been contained and businesses are permitted to resume normal operations. While we have taken actions to mitigate the impact of the COVID-19 pandemic, these steps may not be successful or adequate if customer demand or cash collection efforts are further impacted by the COVID-19 pandemic or other factors.
Given the nature and significance of these events, we are unable to enumerate all risks to our business from the COVID-19 pandemic. However, we believe that in addition to the impacts described above, other current and potential impacts include, but are not limited to:
•notices from customers and vendors arguing that any non-performance under our contracts with them is permitted as a result of force majeure or other reasons;
•delays in meeting our payment obligations to vendors or others, which could result in the loss of goods and services necessary to operate our business;
•inefficiencies, increased security risks and privacy concerns surrounding remote working arrangements, under which most of our employees are continuing to operate;
•disruptions from operational changes we have undertaken or may undertake, including lease and contract terminations, workforce reductions, furloughs and other cost-reduction initiatives;
•challenges in complying with our debt obligations or dividend requirements;
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
We cannot predict the duration of the COVID-19 pandemic or its effects on our business or financial performance in the future; nor can we guarantee that any measures we have taken or will take to mitigate the impact will be successful. To the extent COVID-19 continues to adversely affect our business, financial condition, results of operation or cash flows, it may also have the effect of heightening many of the other risks described below.
The market for media measurement and analytics products is highly competitive, and if we cannot compete effectively, our revenues could decline and our business could be harmed.
The market for audience and advertising measurement products is highly competitive and is evolving rapidly. We compete primarily with providers of media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers, and with internal solutions developed by customers and potential customers. We expect competition to intensify as a result of the entrance of new competitors and the development of new technologies, products and services in our industry. Some of our competitors have substantially greater resources than we do. As a result, these competitors may be able to devote greater resources to development of systems and technologies, acquisition of data, recruitment and retention of personnel, marketing and promotional campaigns, panel retention and development, and other key areas that can impact our ability to compete effectively. In addition, some of our competitors have adopted and may continue to adopt aggressive pricing policies, including the provision of certain services at little or no cost, in order to retain or acquire customers. Furthermore, large software companies, internet platforms and database management companies may enter our market or enhance their current offerings, either by developing competing services or by acquiring our competitors, and could leverage their significant resources and pre-existing relationships with our current and potential customers. Finally, consolidation of our competitors could make it difficult for us to compete effectively. If we are unable to compete successfully against our current and future competitors, we may not be able to retain and acquire customers, and we may consequently experience a decline in revenues, reduced operating margins, loss of market share and diminished value from our products.
If we are unable to provide television, digital or cross-platform analytics, or if our analytics are incomplete, our ability to maintain and grow our business may be harmed.
As the media and advertising industries increasingly evaluate advertising campaigns across various forms of media, such as television, online, and mobile, the ability to measure the combined size and composition of audiences across platforms is increasingly important and in demand. If we are unable to gain or maintain access to information measuring a media component or type, or if we are unable to do so on commercially reasonable terms, our ability to meet our customers' demands and our business and financial performance may be harmed. Furthermore, even if we do have access to television and digital (including mobile and OTT) data, if we have insufficient technology, or encounter challenges in our methodological approaches, our products may be inferior to other offerings, and we may be unable to meet our customers' demands. In such event, our business and financial performance may be harmed.
In particular, our acquisition of television data may be reliant on companies that have historically held a dominant market position measuring television to produce industry-accepted measurement across a combination of media platforms. Our competitors or other providers may have more leverage with data providers and may be unable or unwilling to provide us with access to quality data to support our products, on reasonable terms or at all. Likewise, our acquisition of digital data may be reliant on large digital publishers that may technologically or legally prevent access to their proprietary platforms for research or measurement purposes. Moreover, as mobile devices, technology and OTT viewing continue to proliferate, gaining and maintaining cost-effective access to mobile and OTT data will become increasingly critical, and we could face difficulty in accessing these forms of data. If we are unable to acquire and integrate data effectively and efficiently, or if the cost of data acquisition or integration increases, our business, financial condition and results of operations may be harmed.
We depend on third parties for data and services that are critical to our business, and our business could suffer if we cannot continue to obtain reliable data from these suppliers or if third parties place additional restrictions on our use of such data.
We rely on third-party data sources for information usage across the media platforms that we measure, as well as demographics about the people that use such platforms. The availability and accuracy of this data is important to the continuation and development of our products and the performance of our obligations to customers. These data suppliers, some of whom compete with us or our significant stockholders, may increase restrictions on our use of such data, undertake audits (at either our or their expense) of our use of such data, require us to implement new processes with respect to such data, fail to adhere to our quality control, privacy or security standards or otherwise satisfactorily perform services, increase the price they charge us for the data or refuse to license the data to us. Additional restrictions on third-party data could limit our ability to include that data in our products, which could lead to decreased commercial opportunities for our products as well as loss of customers, sales credits, refunds or liability to our customers. To comply with any additional restrictions, we may be required to implement certain additional technological and manual controls that could put pressure on our cost structure and could affect our pricing. Supplier consolidation and increased pricing for additional use cases, including in connection with the integration of acquired companies and technologies, could also put pressure on our cost structure and our ability to meet obligations to our customers. We may be required to enter into vendor relationships, strategic alliances, or joint ventures with some third parties in order to obtain access to the data sources that we need. If our partners do not apply rigorous standards to their data collection methodology and actions, notwithstanding our best efforts, we may receive third-party data that is inaccurate, defective, or delayed. If third-party information is not available to us on commercially reasonable terms, or is found to be inaccurate, it could harm our products, our reputation, and our business and financial performance.

If we fail to respond to technological developments or evolving industry standards, our products may become obsolete or less competitive.
We operate in industries that require sophisticated data collection and processing technologies. Our future success will depend in part on our ability to develop new and modify or enhance our existing products and services, including without limitation, our data collection technologies and approaches, in order to meet customer needs, add functionality and address technological advancements and industry standards. For example, the development of opt-in permissions and enhanced focus on consent-based measurement provide the benefit of limiting the transfer of consumer personal information, but also mean changes to our data collection, storage and delivery processes. If we are unable to innovate and adapt our methodologies to meet evolving customer needs, our products may become obsolete or less competitive. As another example, if certain proprietary devices become the primary mode of receiving content and conducting transactions on the internet, and we are unable to adapt to collect information from such devices, then we would not be able to report on digital usage activity. To remain competitive, we will need to develop new products that address these evolving technologies and standards across the universe of media including television, online, and mobile usage. However, we may be unsuccessful in identifying new product opportunities, developing or marketing new products in a timely or cost-effective manner, or obtaining the necessary access to data or technologies needed to support new products, or we may be limited in our ability to operate due to patents held by others. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop and integrate timely enhancements to, and new features for, our existing methodologies or products or if we are unable to develop new products and technology that keep pace with rapid technological developments, changing industry standards or consumer preferences, our products may become obsolete, less marketable and less competitive, and our business will be harmed.
Furthermore, the market for our products is characterized by changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet Advertising Bureau, and the Media Rating Council as well as foreign and international industry associations have initiated efforts to either review market research methodologies across the media that we measure or develop minimum standards for such research. Failure to achieve accreditation, delays in accreditation, or adverse audit findings may negatively impact the market acceptance of our products. Meanwhile, successful accreditation or audits may lead to costly changes to our procedures and methodologies and may not result in the anticipated commercial benefits.
Our business may be harmed if we deliver, or are perceived to deliver, inaccurate or untimely information products.
The metrics contained in our products may be viewed as an important measure of the success of certain businesses, especially those that utilize our metrics to evaluate a variety of investments ranging from their internal operations to advertising initiatives. If the information that we provide to our customers, the media, or the public is inaccurate, or perceived to be inaccurate, whether due to inadequate methodological approaches, errors, biases towards certain available data sources or partners, disparate data sets across our products, defects or errors in data collection and processing (conducted by us or by third parties) or the systems used to collect, process or deliver data, our business may be harmed. Similarly, if the information that we provide to our customers is delayed or perceived to be untimely, our business may be harmed.
Any inaccuracy, perceived inaccuracy, inconsistency or delay in the data reported by us could lead to consequences that could adversely impact our operating results, including loss of customers; sales credits, refunds or liability to our customers; the incurrence of substantial costs to correct any material defect, error or inconsistency; increased warranty and insurance costs; potential litigation; interruptions in the availability of our products; diversion of development resources to improve our processes or delivery; lost or delayed market acceptance and sales of our products; and damage to our brand.
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
We believe that the quality, size and scope of our research panels are important to our business. In recent years, however, panel participation has declined, in part due to changes by software providers that have made it more difficult to obtain consent to participate in panels. At the same time, the cost of recruiting new panelists has increased. Although we have taken steps to mitigate the impact of these changes on our business, there can be no assurance that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. We anticipate that the cost of panel recruitment will continue to increase with the proliferation of proprietary and secure media content delivery platforms and evolving regulatory requirements, and that the difficulty in collecting these forms of data will continue to grow, which may require significant hardware and software investments, as well as increases to our panel incentive and panel management costs. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins may be reduced and our financial results could be adversely affected. If we are unable to maintain panels of sufficient size and scope, we could face negative consequences, including degradation in the quality of our products, failure to receive accreditation from industry associations, loss of customers and damage to our brand.
We derive a significant portion of our revenues from sales of our subscription-based products. If our customers terminate or fail to renew their subscriptions, our business could suffer.
We currently derive a significant portion of our revenues from our syndicated products, which are typically one-year subscription-based products. This has generally provided us with recurring revenue due to high renewal rates among our enterprise customers; however, syndicated digital revenue from our smaller and international customers has declined in recent years. If additional customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
Our customers have no obligation to renew after the expiration of their initial subscription period, and we cannot be assured that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Furthermore, our newer products, for which revenue is recognized based on impressions used, may be subject to higher fluctuations in revenue. Our customer renewal rates may decline or fluctuate due to a number of factors, including customer satisfaction or dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, the health of the advertising marketplace and the industries in which we operate (particularly in light of COVID-19), mergers and acquisitions affecting our customer base, general economic conditions or reductions in our customers' spending levels.
Our growth depends upon our ability to retain existing large customers and add new large customers. To the extent we are not successful in doing so, our ability to grow revenue and attain profitability and positive cash flow may be impaired.
Our success depends in part on our ability to sell our products to large customers and on the renewal of subscriptions and contracts with these customers in subsequent years. For the years ended 2021, 2020 and 2019, we derived 35%, 30% and 27%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions, changes in the regulatory environment or other factors, such as the failure or consolidation of large customer companies, internal reorganization or changes in focus, or dissatisfaction with our products, may cause certain large customers to terminate or reduce their subscriptions and contracts with us. The loss of any one or more of these customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability or divert resources from our other priorities. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline, and our ability to sell our products to other customers could be adversely affected.
If we are unable to effectively persuade customers to buy our products in substitution for those of an incumbent services provider, our revenue growth may suffer.
Some of our products require that we persuade prospective customers, or customers of our existing products, to buy our products in substitution for those of an incumbent service provider. In some instances, the customer may have built their systems and processes around the incumbent provider's products. Persuading such customers to switch service providers may be difficult and require longer sales cycles, affecting our ability to increase revenue in these areas. Moreover, the incumbent service provider may have the ability to significantly discount its services or enter into long-term agreements, which could further impede our ability to persuade customers to switch service providers, and accordingly, our ability to increase our revenues.
We may expand through investments in, acquisitions of, or the development of new products with assistance from, other companies, any of which may not be successful and may divert our management's attention.
In the past, we completed several strategic acquisitions, most recently our acquisition of Shareablee in 2021. We also may evaluate and enter into discussions regarding an array of potential strategic transactions, including acquiring complementary products, technologies or businesses. An acquisition, investment or business relationship may involve significant operating challenges, expenditures and risks. In particular, we may encounter difficulties integrating the businesses, data, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to be employed by us, and we may have difficulty retaining the customers and partners of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot guarantee that the anticipated benefits of any acquisition, investment or business relationship would be realized timely, if at all, or that we would not be exposed to unknown liabilities. In connection with any such transaction, we may:
•encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures, particularly in countries where we have not previously had employees;
•incur large charges or substantial liabilities, including without limitation, liabilities associated with products or technologies accused or found to infringe on third-party intellectual property or contractual rights or violate existing or future privacy or security regulations;
•issue shares of our capital stock as part of the consideration, which has been and may be dilutive to existing stockholders;
•become subject to adverse tax consequences, legal disputes, substantial depreciation or deferred compensation charges;
•use cash that we may otherwise need for ongoing or future operation of our business or dividends;
•enter new geographic markets that subject us to different laws and regulations that may have an adverse impact on our business;
•experience difficulties effectively utilizing acquired assets or obtaining required third-party consents;
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
Our success depends on the efficient and uninterrupted operation of our computer and communications systems and the third-party data centers, cloud providers and SAAS platforms we use. Our ability to collect and report accurate data may be interrupted by a number of factors, including the failure of our network or software systems, computer viruses, security breaches, or variability in the information we ingest.
Our product, information technology and security teams regularly review our systems and security posture and evaluate ways to enhance our processes and controls. In addition, our board of directors and audit committee receive quarterly updates on developments in information technology, security and data governance, we regularly train our employees on information security and related risks, and we conduct third-party audits on our security program (ISO 27001). Nevertheless, we cannot guarantee that a security incident will not occur or that any such incident will be timely detected or remediated. A security incident or failure of our network or data gathering procedures, or those of our third-party data suppliers, could result in liability to the Company, impede the processing of data, cause the corruption or loss of data, prevent the timely delivery of our products, or damage our brand and reputation.
In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional expenses to accommodate these capacity demands. In addition, we may lose valuable data or be unable to obtain or provide data on a timely basis or our network may temporarily shut down if we fail to adequately expand or maintain our network capabilities to meet future requirements. Any lapse in our ability to collect or transmit data may decrease the value of our products and prevent us from providing the data requested by our customers and partners. Any disruption in our data processing or any loss, exposure or misuse of internet user data may damage our reputation and result in the loss of customers, partners and vendors and the imposition of penalties or other legal or regulatory action, and our business, financial condition and results of operations could be materially and adversely affected.
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
We host some of our products and serve our customers from data center facilities located throughout the U.S. While we operate our equipment inside these facilities, we do not control the operation of these facilities, and, depending on service level requirements and costs, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, security breaches, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. We believe that we have good relationships with our data center facility vendors and believe that we will be able to renew, or find alternative data center facilities, on commercially reasonable terms, although there can be no guarantee of this. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new data center, we may experience delays in delivering our products until an agreement with another data center facility can be arranged or the migration to a new facility is completed.
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
We have engaged in an initiative to transform certain data collection, processing and delivery systems from traditional data centers to cloud-based platforms. The migration of these processes requires significant time and resources from our management, technology and operations personnel and introduces new requirements for security, financial and software development controls. This initiative may divert resources from other priorities, which could have a negative impact on our revenue and growth opportunities. In addition, our existing personnel may lack experience in cloud-based platform services, processes and controls and may require additional training, or we may need to hire additional personnel with the requisite skills and experience, which we may be unable to do on reasonable terms or at all. If the migration of these processes is not successful, or if the initiative takes longer or requires more resources than we anticipate, our results of operations and financial condition could be adversely affected.
We currently leverage a large content delivery network ("CDN"), to provide services that allow us to offer a more accurate measurement methodology. If that network faced an outage or breach or the service became unavailable, an alternate CDN provider or additional capacity in our data centers would need to be established to support the large volume of tag requests that we currently manage, which would either require additional investments in equipment and facilities or a transition plan. This could unexpectedly raise our costs and could contribute to delays or losses in tag data that could affect the quality and reputation of our Media Metrix, vCE, cross-platform and other products that involve the measurement of a large amount of digitally transmitted activity across multiple providers.
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
We rely heavily on our management team, and other personnel to operate and grow our business. The loss of one or more key employees, the inability to attract and retain qualified personnel, or the failure to integrate new personnel could harm our business.
Our success and future growth depend to a significant degree on the skills and continued services of our management team. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, sales and marketing personnel. The market for these personnel is extremely competitive, particularly for software engineers, data scientists and other technical staff, and like many companies in our industry, we have faced higher rates of attrition in recent years. If we cannot retain highly skilled workers and key leaders, our ability to develop and deliver our products and increase our revenues may be materially and adversely affected. If we must increase employee compensation and benefits in order to remain competitive for these personnel, our operating costs and financial condition may be adversely affected. Recruiting and training costs may also place significant demands on our resources. We may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge, or while new personnel integrate into our business and transition into their respective roles. Failure to ensure effective transitions and knowledge transfers may adversely affect our operations and our ability to execute on our strategic plans and growth initiatives.
The effectiveness of our equity awards as a means to recruit and retain key personnel has diminished, and we may need to grant equity awards outside of our existing plan.
Historically, we have relied on equity awards as one means of recruiting and retaining key personnel, including our senior management. Due to declines in our stock price in recent years, the effectiveness of our outstanding equity awards as a means to retain key personnel has diminished. Moreover, the quantity of equity awards we are able to grant under our 2018 Equity and Incentive Compensation Plan ("2018 Plan") is limited. These limits have impacted our ability to offer new awards to current and prospective employees, which in turn has contributed to employee retention and hiring challenges. In order to address our compensation needs, we may seek to amend our 2018 Plan to increase the number of shares available for future equity awards, or we may need to consider granting equity awards outside of our 2018 Plan, as we did with a recent executive hire. Either of these options would result in additional dilution to our existing stockholders. Alternatively, we may need to shift a larger portion of employee compensation to cash, which could adversely affect our liquidity and financial condition.
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
•the impact of our Preferred Stock transactions, including our long-term data license with Charter, on our revenues and cost of revenues;
•changes in our pricing and discounting policies or those of our competitors;
•the impact of our decision to discontinue certain products;
•our failure to accurately estimate or control costs, including those incurred as a result of business or product development initiatives, legal proceedings, strategic or financing transactions, and the integration of acquired businesses;
•the cost and availability of data from third-party sources and the cost to integrate such data into our systems and products and implement new use cases;
•adverse judgments or settlements, or increased legal fees, in legal disputes or government proceedings;
•costs incurred in connection with corporate transactions, including financial advisory, legal, accounting, consulting and other advisory fees and expenses;
•service of our existing debt and incurrence of additional debt;
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
•changes in the fair value of our financing derivatives and warrants, contingent consideration, market volatility or management assumptions; and
•general economic, political, regulatory, industry and market conditions and those conditions specific to internet usage and online businesses.
We believe that our revenues and results of operations on a year-over-year and sequential quarter-over-quarter basis may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. Investors are cautioned not to rely on the results of prior periods as an indication of future performance.
We may not be able to generate or obtain sufficient cash to service our debt, dividend obligations, lease facilities and trade payables.
We currently have indebtedness and lease facilities, as well as trade payables, including expenses incurred in prior periods. In addition, we are required to pay annual cash dividends on our Preferred Stock, and we may incur additional debt for operations or to fund a special dividend to the holders of our Preferred Stock. These obligations could require us to use a large portion of our cash flow from operations to service our debt, dividend obligations and lease facilities and pay accrued expenses. They could also limit our flexibility to invest in our business and adjust to market conditions, which could impact our customer relationships and place us at a competitive disadvantage.
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
If our cash flow and capital resources prove inadequate to allow us to pay the interest and principal on our debt when due and meet our other financial obligations, we could face substantial liquidity challenges and might be required to dispose of material assets or operations, restructure or refinance our debt (which we may be unable to do on acceptable terms) or forego attractive business opportunities. In addition, the terms of our existing or future financing agreements and Preferred Stock may restrict us from pursuing these alternatives. Failure to meet our financial obligations could have important consequences including, potentially, forcing us into bankruptcy or liquidation.
Our financial condition and results of operations could suffer and be adversely affected if we incur an impairment of goodwill or other intangible assets.
We are required to test goodwill and intangible assets, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of our reporting unit below its carrying values or indicate that the carrying value of such intangibles is not recoverable. When the carrying value of a reporting unit exceeds its fair value, a charge to operations, up to the total amount of goodwill, is recorded. If the carrying amount of an intangible asset is not recoverable, a charge to operations is recognized. Either event would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. We recorded a $224.3 million impairment charge related to goodwill and a $17.3 million impairment charge for our strategic alliance intangible asset in 2019. We recorded a $4.7 million impairment charge related to our right-of-use ("ROU") assets, and related leasehold improvements, during 2020.
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

Changes in the fair value of our derivative financial instruments, warrants or contingent consideration could adversely affect our financial condition and results of operations.
Our financing derivatives, warrants, and contingent consideration related to our acquisition of Shareablee are classified as liabilities in our consolidated financial statements. We use various models and assumptions to determine the fair value of these liabilities, including assumptions with respect to market rates, the price and volatility of our Common Stock, the probability of occurrence of certain events, and term. Any change in our assumptions could result in a change in the fair value of our derivative liabilities, warrants and contingent consideration, which would be recorded to earnings and could significantly affect our financial condition and results of operations.
We may encounter difficulties managing our costs, which could adversely affect our results of operations.
We believe that we will need to continue to effectively manage our organization, operations and facilities in order to accommodate changes in our business and to successfully integrate acquired data and businesses. If we continue to change or grow, either organically or through acquired businesses, our current systems and facilities may not be adequate and may need to be expanded or reduced. For example, we may be required to enter into leases for additional facilities or commit to significant investments in the build out of current or new facilities, or we may need to renegotiate or terminate leases to reflect changes in our business and workforce. If we are unable to effectively forecast our facilities needs or if we are unable to sublease or terminate leases for unused space, we may experience increased and unexpected costs. Moreover, our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures.
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
If we are not able to efficiently and effectively manage our cost structure and resolve employee-related claims, or if we are unable to manage our space to support our needs, our business may be impaired.
We have a history of significant net losses, may incur significant net losses in the future and may not achieve profitability.
We incurred net losses of $50.0 million, $47.9 million and $339.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. We cannot make assurances that we will be able to achieve profitability in the future. As of December 31, 2021, we had an accumulated deficit of $1,218.7 million. Because a large portion of our costs are fixed, we may not be able to adequately reduce our expenses in response to any decrease in our revenues, which would materially and adversely affect our operating results. In addition, our operating expenses may increase as we implement certain growth initiatives, which include, among other things, the development of new products and enhancements of our data assets and infrastructure. If our revenues do not increase to offset these increases in costs and operating expenses, our operating results would be materially and adversely affected.
Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company's ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income and taxes payable. A significant portion of our net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. We anticipate the Transactions may have triggered further limitations, but we have not yet reached a final conclusion as to whether an ownership change occurred and to what extent our carryforwards are further limited.
As of December 31, 2021, we estimate our U.S. federal and state net operating loss carryforwards for tax purposes were $620.0 million and $1,403.0 million, respectively, subject to limitation as described above. These net operating loss carryforwards will begin to expire in 2023 for federal income tax reporting purposes and in 2022 for state income tax reporting purposes. The federal and certain state net operating losses generated after December 31, 2017 have an indefinite carryforward period as a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"). As of December 31, 2021, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries were $5.4 million, which will begin to expire in 2024.
We apply a valuation allowance to our deferred tax assets when management does not believe that it is more-likely-than-not that they will be realized. In assessing the need for a valuation allowance, we consider all sources of taxable income, including potential opportunities for loss carrybacks, the reversal of existing temporary differences associated with our deferred tax assets and liabilities, tax planning strategies and future taxable income. We also consider other evidence such as historical pre-tax book income in making the determination. As of December 31, 2021, we continue to have a valuation allowance recorded against the net deferred tax assets of our U.S. entities and certain foreign subsidiaries, including net operating loss carryforwards.

We have limited experience with respect to our pricing model for certain offerings, and if the fees we charge for our products are unacceptable to customers, our revenues and operating results will be harmed.
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
State and federal laws within the U.S. and foreign laws and regulations are varied, and at times conflicting, resulting in higher risk related to compliance. A number of laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies have affected and are likely to continue to affect our business. For example, the European Union's ("EU") General Data Protection Regulation, or GDPR, became effective in May 2018, imposing more stringent EU data protection requirements and providing for greater penalties for noncompliance. In addition, regulators in the EU and elsewhere are increasingly focused on consent and the collection of data using tracking technologies, and cross-border data transfers. Adding further uncertainty is the UK's departure from the EU, commonly referred to as Brexit. As another example, Brazil enacted the General Data Protection Law, and the State of California enacted the California Consumer Privacy Act ("CCPA"). The CCPA, which went into effect in January 2020, expanded the scope of what is considered "personal information" and created new data access and opt-out rights for consumers, which are impacting Comscore and other companies that operate in California, including many of our customers and partners. Beginning in January 2023, three new state privacy laws (and related regulations) are scheduled to come into effect. The California Privacy Rights Act of 2020, or CPRA, is scheduled to become fully operative on January 1, 2023, substantially expanding the CCPA; the Virginia Consumer Data Protection Act is scheduled to become effective on January 1, 2023; and the Colorado Privacy Act is scheduled to become effective on July 1, 2023. These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change.
We have implemented policies and procedures to comply with GDPR, CCPA, the Children's Online Privacy Protection Act ("COPPA") and other laws, and we continue to evaluate and implement processes and enhancements and monitor changes in laws and regulations. However, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the rapidly evolving industries in which we operate, and may be interpreted and applied inconsistently from country to country, state to state, and customer to customer, and inconsistently with our current policies and practices. Additionally, the costs of compliance with, and the other burdens imposed by, these and other laws, regulatory actions and customer or partner policies may prevent us from selling our products and have and may continue to increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the U.S. and in foreign jurisdictions. In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and substantial fines, class action lawsuits, contractual breaches, significant legal fees, and civil and criminal liability. Any regulatory or civil action that is brought against us, even if unsuccessful, may distract our management's attention, divert our resources, negatively affect our public image or reputation among our panelists, customers, partners and vendors, and harm our business.
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
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, we may not have adequate resources to devote to obtaining new intellectual property protection for our technology and products, defending our existing rights, or maintaining the security of our know-how and data. We cannot make assurances that any additional patents will be issued with respect to any of our pending or future patent applications, nor can we assure that any patent issued to us will provide adequate protection, or that any patents issued to us will not be challenged, invalidated, circumvented, or held to be unenforceable in actions against alleged infringers. Also, we cannot make assurances that any future trademark or service mark registrations will be issued with respect to pending or future applications or that any of our registered trademarks and service marks will be enforceable or provide adequate protection of our proprietary rights. If we are unable to protect our intellectual property rights, or if we must engage in costly and time-consuming litigation to enforce our rights, our results of operations and financial condition could be adversely affected.

Our use of open source software could limit our ability to sell our products, subject our code to public disclosure or require us to reengineer our products.
We use open source software in certain of our products, and it is also contained in some third-party software that we license. There are many types of open source licenses, some of which have not been interpreted or adjudicated by U.S. or other courts. Our use of open source licenses could limit our ability to sell our products or subject our proprietary code to public disclosure if not properly managed. Remediation of such issues may involve licensing software on costly or unfavorable terms or reengineering our products, either of which could have an adverse effect on our results of operations and financial condition.
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
The current U.S. presidential administration has made various proposals that, if enacted, would cause significant changes to existing tax law, in particular, an increase in U.S. federal income taxes on corporations and the tax rate on foreign earnings. Additionally, longstanding international tax norms that determine each country's jurisdiction to tax cross-border international trade are subject to potential evolution. In connection with the Base Erosion and Profit Shifting Integrated Framework provided by the Organization for Economic Cooperation and Development ("OECD"), the OECD recently reached an agreement to align countries on a minimum corporate tax rate and expand taxing rights of market countries. As a result of this agreement, the determination of multi-jurisdictional taxation rights and the rate of tax applicable to certain types of income may be subject to change. There can be no assurance that future changes to federal and state tax laws in the U.S. and foreign tax laws will not be proposed or enacted that could materially impact our business or financial results. If and when any of these changes are put into effect, they could result in tax increases where we do business both in and outside of the U.S. and could have a material and adverse effect on our results of operations.
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
•difficulties in staffing and managing international operations, including complex and costly hiring, disciplinary, and termination requirements as well as third-party contracting arrangements;
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
Risks Related to Our Capital Structure and Financings
The holders of our Preferred Stock have significance influence over the Company, may prevent other stockholders from influencing significant corporate decisions, and may have interests that conflict with those of our other stockholders.
As described in Item 1, Business, on January 7, 2021, we entered into separate Series B Convertible Preferred Stock Purchase Agreements (collectively, the "Securities Purchase Agreements") with each of Charter, Qurate and Pine (collectively, the "Investors"). The issuance of securities pursuant to the Securities Purchase Agreements and related matters were approved by our stockholders on March 9, 2021 and completed on March 10, 2021. In connection with the Transactions, we also entered into a long-term data license with Charter, which was intended to enhance our ability to execute on our strategic plans and growth initiatives.
At the closing of the Transactions, the Preferred Stock was initially convertible into an aggregate of 82,527,609 shares of our Common Stock (subject to adjustment). On an as-converted basis, this collectively represented approximately 50.6% of our issued and outstanding Common Stock immediately following the closing (equating to approximately 16.9% per Investor), and the Investors became the largest stockholders of the Company. The Investors remained the largest stockholders of the Company as of December 31, 2021, with each Investor holding 16.3% of our issued and outstanding Common Stock on an as-converted basis. This concentration of ownership, together with the voting rights, director designation rights and consent rights described below, may be perceived negatively by other investors and, as a result, may adversely affect the market price of our Common Stock.
As of December 31, 2021, each Investor held 15.8% of the outstanding voting power of the Company on an as-converted basis. In addition, under the Stockholders Agreement that we entered into in connection with the Transactions, each Investor has the right to designate two directors to serve on our board of directors until the earlier of such time as the Investor (a) beneficially owns less than 50% of the shares of Preferred Stock held by such Investor as of the date of the closing (the "Initial Preferred Stock Ownership") as a result of the Investor's transfer of such shares to any of the other Investors or (b) beneficially owns voting stock representing less than 10% of the outstanding shares of Common Stock (on an as-converted basis), after which the Investor's designation rights will be reduced to one designee until such time as the Investor beneficially owns Voting Stock representing less than 5% of the outstanding shares of Common Stock (on an as-converted basis). Additionally, under certain circumstances, an Investor may gain additional board designation rights and in some instances, we may even be obligated to increase the size of our board to enable an Investor to designate one additional director nominee. As of the date of this 10-K, each Investor has designated two directors on our board of directors.
Pursuant to the Stockholders Agreement, each Investor has consent rights over certain significant matters of our business. These include, but are not limited to, decisions: (a) to amend our organizational documents; (b) to create, increase, reclassify, issue or sell any additional Preferred Stock; (c) to consummate a change of control transaction; (d) to create or issue indebtedness that would cause us to exceed a specified leverage ratio; (e) to increase or decrease the number of directors on our board of directors or certain committees thereof; (f) to change the nature of our business in any material respect; (g) to make certain changes to our management; (h) to declare cash dividends or distributions; (i) to enter into certain related-party transactions; and (j) to adopt certain shareholder rights plans. As a result, each Investor is able to influence fundamental corporate matters and transactions. The interests of the Investors may not always coincide with our interests or the interests of our other stockholders, and these consent rights may delay, deter or prevent acts that would be favored by our other stockholders. Also, the Investors may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders.
We may not be able to realize the anticipated benefits of the Transactions.
The anticipated benefits of the Transactions, including expected commercial benefits from the data license with Charter and other relationships and expertise from the Investors, may not be realized fully or may take longer to realize than we expect. Actual operating, strategic and revenue opportunities may be less significant than we expect or may take longer to achieve than we anticipate. If we are not able to achieve these objectives and realize the anticipated benefits from the Transactions, our business, financial condition and operating results may be adversely affected.
The market value of our Common Stock could decline if the Investors sell their Preferred Stock or Common Stock after certain transfer restrictions expire.
Pursuant to the Stockholders Agreement, for one year following the closing (until March 10, 2022), subject to certain exceptions, each Investor is prohibited from selling any shares of Preferred Stock held by such Investor, including any shares of Common Stock issued or issuable upon conversion of the Preferred Stock. Thereafter, until the second anniversary of the closing (March 10, 2023), and subject to certain exceptions, each Investor has agreed not to sell more than 50% of such Investor's Initial Preferred Stock Ownership, including any shares of Common Stock issued or issuable upon conversion of such Preferred Stock. Pursuant to the Registration Rights Agreement that we entered into in connection with the Transactions, we registered the resale of the shares of Preferred Stock and the shares of Common Stock underlying the Preferred Stock with the SEC, which means that such shares may be eligible for resale in the public markets following the expiration of applicable transfer restrictions. Any sale of such shares, or the anticipation of the possibility of such sales, could create downward pressure on the market price of our Common Stock.
Our credit facility may impact our ability to operate our business and secure additional financing in the future, and any failure to meet our debt obligations could adversely affect our business and financial condition.
On May 5, 2021, we entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") with a borrowing capacity of $25.0 million. On February 25, 2022, we amended the Revolving Credit Agreement to increase the borrowing capacity to $40.0 million. As of the date of this 10-K, we had borrowings and letters of credit outstanding under the Revolving Credit Agreement totaling $19.3 million. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate per annum equal to the Daily SOFR (as defined in the Revolving Credit Agreement) plus 2.50%. In addition, the Revolving Credit Agreement provides for an unused commitment fee equal to 0.25% of the unused commitments. The Revolving Credit Agreement matures on May 5, 2024.
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
In addition, we are subject to financial covenants under the Revolving Credit Agreement, including a requirement to maintain minimum Consolidated EBITDA and a minimum Consolidated Asset Coverage Ratio for periods through December 31, 2022, and a minimum Consolidated Fixed Charge Coverage Ratio for periods after December 31, 2022 (each term as defined in the Revolving Credit Agreement). While we are currently in compliance with these covenants, there is no guarantee that we will be able to achieve our plans and remain in compliance in future periods. Moreover, our ability to comply with the covenants could be affected by economic, financial, competitive, regulatory and other factors beyond our control, including changes in consumer behavior or government mandates stemming from the COVID-19 pandemic.

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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure, retain and hire key personnel, and acquire complementary businesses and technologies. In addition, holders of our Preferred Stock have certain dividend rights, including the right to request a special dividend. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any financing secured by us in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of December 31, 2021, our Preferred Stock was convertible into an aggregate of 85,708,361 shares of Common Stock at the election of the holders. Furthermore, we have reserved 5,457,026 shares of Common Stock for issuance pursuant to our Series A Warrants. We have also issued 7,945,519 shares of Common Stock for distribution to the selling stockholders of Shareablee (which we acquired in December 2021), and we have reserved 121,360 shares of Common Stock in connection with a working capital adjustment holdback. In addition, we may elect to pay any deferred consideration due to the Shareablee sellers in 2022 and future years in shares of Common Stock.
As of December 31, 2021, 1,783,055 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 4,030,243 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit awards under our equity incentive plans (including assumed Shareablee awards), and an aggregate of 3,230,941 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan and acquired Shareablee plan. An additional 451,977 shares were reserved for issuance pursuant to a restricted stock unit inducement award we granted in 2021.
The issuance of shares of Common Stock (i) upon the conversion of our Preferred Stock, (ii) upon the exercise of warrants, (iii) as deferred consideration to the Shareablee sellers, (iv) pursuant to outstanding and future equity awards, or (v) upon the conversion of other existing or future convertible securities, may result in substantial dilution to each of our stockholders by reducing that stockholder's percentage ownership of our outstanding Common Stock.
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
•provide that our board is expressly authorized to make, alter or repeal our bylaws; and
•provide for advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Our other material locations, all of which are leased under operating leases, include the following:
•Portland, Oregon
•New York, New York
•Chicago, Illinois
As of December 31, 2021, we leased facilities in 25 locations worldwide, including approximately 45,000 square feet of subleased space in six properties. Currently, however, most of our employees are operating under remote working arrangements.
For additional information regarding our obligations under operating and finance leases, refer to Footnote 9, Leases of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS
For a discussion of material legal proceedings, please refer to Footnote 12, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our Common Stock trades on The Nasdaq Global Select Market under the symbol "SCOR".
HOLDERS
As of February 24, 2022, there were 104 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners of our Common Stock. We derived the number of stockholders by reviewing the listing of outstanding Common Stock recorded by our transfer agent as of February 24, 2022.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return on our Common Stock between December 31, 2016 and December 31, 2021 to the cumulative total returns of the Nasdaq Composite Index, the S&P MidCap 400 Index and the Nasdaq Computer Index over the same period. This graph assumes the investment of $100 at the closing price of the markets on December 31, 2016 in our Common Stock, the Nasdaq Composite Index, the S&P MidCap 400 Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our Common Stock.
COMPARISON OF CUMULATIVE TOTAL RETURN*
among comScore, Inc., The Nasdaq Composite Index, The S&P MidCap 400 Index
and The Nasdaq Computer Index

_________________

*	$100 invested upon market close of The Nasdaq Global Select Market on December 31, 2016, including reinvestment of dividends.
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
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information required by Item 701 of Regulation S-K was previously included in our Current Report on Form 8-K filed on December 17, 2021.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
None.

ITEM 6.	[RESERVED]

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

	Years Ended December 31,
	2021		2020		2019
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$367,013	100.0%	$356,036	100.0%	$388,645	100.0%
Cost of revenues	203,044	55.3%	180,712	50.8%	199,622	51.4%
Selling and marketing	66,937	18.2%	70,220	19.7%	89,145	22.9%
Research and development	39,123	10.7%	38,706	10.9%	61,802	15.9%
General and administrative	61,736	16.8%	55,783	15.7%	66,419	17.1%
Amortization of intangible assets	25,038	6.8%	27,219	7.6%	30,076	7.7%
Impairment of right-of-use and long-lived assets	—	—%	4,671	1.3%	—	—%
Impairment of goodwill	—	—%	—	—%	224,272	57.7%
Impairment of intangible asset	—	—%	—	—%	17,308	4.5%
Investigation and audit related	—	—%	—	—%	4,305	1.1%
Restructuring	—	—%	—	—%	3,263	0.8%
Settlement of litigation, net	—	—%	—	—%	2,900	0.7%
Total expenses from operations	395,878	107.9%	377,311	106.0%	699,112	179.9%
Loss from operations	(28,865)	(7.9)%	(21,275)	(6.0)%	(310,467)	(79.9)%
Loss on extinguishment of debt	(9,629)	(2.6)%	—	—%	—	—%
Interest expense, net	(7,801)	(2.1)%	(35,805)	(10.1)%	(31,526)	(8.1)%
Other (expense) income, net	(5,778)	(1.6)%	14,554	4.1%	1,654	0.4%
Gain (loss) from foreign currency transactions	2,895	0.8%	(4,490)	(1.3)%	336	0.1%
Loss before income taxes	(49,178)	(13.4)%	(47,016)	(13.2)%	(340,003)	(87.5)%
Income tax (provision) benefit	(859)	(0.2)%	(902)	(0.3)%	1,007	0.3%
Net loss	$(50,037)	(13.6)%	$(47,918)	(13.5)%	$(338,996)	(87.2)%

Revenues
Our products and services are organized around solution groups that address customer needs. We evaluated revenues around three solution groups for the years ended December 31, 2021, 2020 and 2019:
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
Revenues for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Variance	% Variance
Ratings and Planning (1)	$255,073	69.5%	$253,652	71.2%	$1,421	0.6%
Analytics and Optimization (1)	81,306	22.2%	69,080	19.4%	12,226	17.7%
Movies Reporting and Analytics	30,634	8.3%	33,304	9.4%	(2,670)	(8.0)%
Total revenues	$367,013	100.0%	$356,036	100.0%	$10,977	3.1%
(1) In the second quarter of 2020, we began classifying revenue from certain new and extended custom agreements for services that utilize our syndicated data set, previously classified under Analytics and Optimization, as Ratings and Planning. The impact was not material to either solution group.
Total revenues increased by $11.0 million, or 3.1%, for the year ended December 31, 2021 as compared to 2020.
Ratings and Planning revenue is comprised of revenue from our digital, television and cross-platform products. Ratings and Planning increased by $1.4 million for the year ended December 31, 2021 as compared to 2020. The increase was driven by higher revenue from our TV products, offset by lower revenue from our syndicated digital products. TV revenue was higher primarily due to new partnerships, increased agency adoption and higher deliveries of custom TV data. TV revenue increased to 43% of Ratings and Planning revenue in 2021 as compared to 40% in 2020. Syndicated digital revenue was lower primarily due to our smaller customers who continued to be impacted by ongoing industry changes in ad buying and consolidations. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products represented 45% and 48% of our Ratings and Planning revenue for the years ended December 31, 2021 and 2020, respectively.
Analytics and Optimization revenue increased by $12.2 million for the year ended December 31, 2021 as compared to 2020. The increase was related to higher revenue across our product offerings, including activation, custom solutions, lift and survey. Activation experienced double-digit year-over-year growth as we continued to bring new solutions to market.
Movies Reporting and Analytics revenue decreased by $2.7 million for the year ended December 31, 2021 as compared to 2020. The decrease was primarily driven by lower revenues during the first quarter of 2021, which reflected the full impact of the COVID-19 pandemic and its effect on theater closures, movie releases and consumer behavior worldwide. Based on more recent trends, we believe revenue from the movies business should experience sequential quarterly increases as consumers return to theaters.
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
Total revenues decreased by $32.6 million, or 8.4%, for the year ended December 31, 2020 as compared to 2019.
Ratings and Planning revenue is comprised of revenue from our digital, television and cross-platform products. Ratings and Planning decreased by $18.0 million for the year ended December 31, 2020 as compared to 2019. The decrease was largely driven by lower revenue from our syndicated digital products due in part to the COVID-19 pandemic. Additionally, revenue from our smaller and international syndicated digital customers continued to be impacted by ongoing industry changes in ad buying and consolidations. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products represented 48% and 51% of our Ratings and Planning revenue for the years ended December 31, 2020 and 2019, respectively. Cross-platform revenue decreased due to fewer deliveries of data in 2020 versus 2019. TV revenue was higher primarily due to new partnerships, additional deliveries of local and addressable TV solutions, and increased deliveries on contracts with political customers. TV revenue increased to 40% of Ratings and Planning revenue in 2020 as compared to 36% in 2019.
Analytics and Optimization revenue decreased by $5.6 million for the year ended December 31, 2020 as compared to 2019. The decrease was primarily due to fewer deliveries of custom solutions, lift and survey deliverables, and branded content, due in part to the COVID-19 pandemic. These decreases were partially offset by higher activation usage during the year.
Movies Reporting and Analytics revenue decreased by $9.0 million for the year ended December 31, 2020 as compared to 2019. Revenue was impacted by theater closures, delayed releases and shifts in consumer behavior as a result of the COVID-19 pandemic.
New Solution Groups
In the first quarter of 2022, management decided to evaluate future revenue results around solution groups that better represent our evolving business and customer needs. Beginning with the first quarter of 2022, we plan to present revenue in two solution groups:
•Digital Ad Solutions; and
•Cross Platform Solutions, which includes the movies business.
If we had evaluated revenue based on these solution groups for the year ended December 31, 2021, our revenue from Digital Ad Solutions and Cross Platform Solutions would have been approximately 60% and 40% of total revenue, respectively.
Revenues by Geographic Location
Revenue from outside of the United States was $45.1 million, $45.3 million and $52.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Non-U.S. revenue declined due in part to our exit from certain countries as part of restructuring activities in prior years, as well as the impact of the COVID-19 pandemic.
We generate the majority of our revenues from the sale and delivery of our products within the United States. For information with respect to sales by geographic markets, refer to Footnote 4, Revenue Recognition, of the Notes to Consolidated Financial Statements. Our chief operating decision maker (our CEO) does not evaluate the profit or loss from any separate geography.
We anticipate that revenues from our U.S. sales will continue to constitute a substantial and increasing portion of our revenues in future periods. We expect our non-U.S. revenues to continue to decline as a percentage of our total revenues as a result of relative growth in our domestic product offerings.
WPP Related Party Revenue
We provide WPP and its affiliates, in the normal course of business, services relating to our different product lines and receive various services from WPP and its affiliates in supporting our data collection efforts. For the years ended December 31, 2021, 2020, and 2019, related party revenues with WPP and its affiliates were $13.6 million, $13.3 million and $15.9 million, respectively.
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

Cost of revenues for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Variance	% Variance
Data costs	$74,196	20.2%	$63,598	17.9%	$10,598	16.7%
Employee costs	41,386	11.3%	38,920	10.9%	2,466	6.3%
Systems and bandwidth costs	27,565	7.5%	24,349	6.8%	3,216	13.2%
Lease expense and depreciation	18,946	5.2%	16,970	4.8%	1,976	11.6%
Panel costs	15,198	4.1%	19,075	5.4%	(3,877)	(20.3)%
Sample and survey costs	7,008	1.9%	5,133	1.4%	1,875	36.5%
Technology	5,689	1.6%	5,710	1.6%	(21)	(0.4)%
Professional fees	5,109	1.4%	4,272	1.2%	837	19.6%
Royalties and resellers	4,039	1.1%	(33)	—%	4,072	NM (1)
Other	3,908	1.1%	2,718	0.8%	1,190	43.8%
Total cost of revenues	$203,044	55.3%	$180,712	50.8%	$22,332	12.4%
(1) Calculation is not meaningful.
Cost of revenues increased by $22.3 million, or 12.4%, for the year ended December 31, 2021 as compared to 2020. Data costs increased by $10.6 million primarily due to higher TV data licensing costs to expand our data footprint and data rights, including our expanded data license with Charter. Royalties and resellers expenses increased $4.1 million primarily due to a $2.0 million one-time, non-cash benefit related to certain revenue share arrangements recorded in the fourth quarter of 2020, lower costs during 2020 due to less revenue associated with revenue sharing arrangements, and a reclassification of costs historically captured in data costs to better reflect the nature of the services provided. Systems and bandwidth costs increased $3.2 million primarily due to increases in cloud-based data storage and bandwidth capacity. Employee costs increased $2.5 million as we allocated more employee resources towards support of our products and operating infrastructure and modified certain employee incentive compensation. Lease expense and depreciation increased $2.0 million primarily due to higher depreciation driven by previously capitalized internal-use software costs. Sample and survey costs increased $1.9 million primarily due to higher sales and deliveries of digital marketing solutions. Other expenses increased by $1.2 million primarily due to higher contract fulfillment costs associated with the delivery of our cross-platform products in Europe. Offsetting these increases was a decrease in panel costs of $3.9 million primarily due to lower recruitment and support costs for our mobile panels.
Cost of revenues for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Variance	% Variance
Data costs	$63,598	17.9%	$60,165	15.5%	$3,433	5.7%
Employee costs	38,920	10.9%	50,996	13.1%	(12,076)	(23.7)%
Systems and bandwidth costs	24,349	6.8%	25,023	6.4%	(674)	(2.7)%
Panel costs	19,075	5.4%	20,901	5.4%	(1,826)	(8.7)%
Lease expense and depreciation	16,970	4.8%	15,052	3.9%	1,918	12.7%
Technology	5,710	1.6%	5,887	1.5%	(177)	(3.0)%
Sample and survey costs	5,133	1.4%	7,225	1.9%	(2,092)	(29.0)%
Professional fees	4,272	1.2%	6,985	1.8%	(2,713)	(38.8)%
Royalties and resellers	(33)	—%	4,027	1.0%	(4,060)	NM (1)
Other	2,718	0.8%	3,361	0.9%	(643)	(19.1)%
Total cost of revenues	$180,712	50.8%	$199,622	51.4%	$(18,910)	(9.5)%
(1) Calculation is not meaningful.
Cost of revenues decreased by $18.9 million, or 9.5%, for the year ended December 31, 2020 as compared to 2019. Employee costs decreased $12.1 million primarily due to lower headcount. Royalties and resellers costs decreased $4.1 million primarily due to a $2.0 million one-time, non-cash benefit related to certain revenue share arrangements recorded in the fourth quarter of 2020 and lower costs due to less revenue associated with revenue sharing arrangements. Professional fees decreased $2.7 million primarily due to a decrease in consulting services. Sample and survey costs decreased $2.1 million primarily due to lower sales and deliveries of digital marketing solutions. Panel costs decreased $1.8 million driven by lower recruitment and support costs for our mobile panels. Offsetting these decreases was an increase in data costs of $3.4 million primarily due to increases in data licensing agreements as we continued to invest in product solution offerings through the acquisition of additional TV data. Lease expense and depreciation increased $1.9 million primarily due to increased depreciation driven by previously capitalized internal-use software costs.
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
Selling and marketing expenses for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Variance	% Variance
Employee costs	$55,966	15.2%	$57,629	16.2%	$(1,663)	(2.9)%
Lease expense and depreciation	4,217	1.1%	4,980	1.4%	(763)	(15.3)%
Technology	2,621	0.7%	2,579	0.7%	42	1.6%
Professional fees	2,024	0.6%	2,651	0.7%	(627)	(23.7)%
Travel	333	0.1%	720	0.2%	(387)	(53.8)%
Other	1,776	0.5%	1,661	0.5%	115	6.9%
Total selling and marketing expenses	$66,937	18.2%	$70,220	19.7%	$(3,283)	(4.7)%
Selling and marketing expenses decreased by $3.3 million, or 4.7%, for the year ended December 31, 2021 as compared to 2020. Employee costs decreased $1.7 million primarily due to lower commission expense and a decrease in employee headcount. Lease and depreciation expense decreased $0.8 million primarily due to lower rent as we reduced our office footprint and sublet two locations during 2020.
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
Selling and marketing expenses decreased by $18.9 million, or 21.2%, for the year ended December 31, 2020 as compared to 2019. Employee costs decreased $14.4 million primarily as a result of lower headcount and a decrease in sales commissions. Travel costs decreased $2.5 million, and other costs decreased $1.3 million, primarily due to a reduction in travel and lower marketing and event costs as a result of the COVID-19 pandemic.
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
Research and development expenses for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Variance	% Variance
Employee costs	$29,116	7.9%	$28,512	8.0%	$604	2.1%
Technology	4,264	1.2%	4,322	1.2%	(58)	(1.3)%
Lease expense and depreciation	3,555	1.0%	3,999	1.1%	(444)	(11.1)%
Professional fees	1,664	0.5%	1,258	0.4%	406	32.3%
Other	524	0.1%	615	0.2%	(91)	(14.8)%
Total research and development expenses	$39,123	10.7%	$38,706	10.9%	$417	1.1%
Research and development expenses increased by $0.4 million, or 1.1%, for the year ended December 31, 2021 as compared to 2020. Employee costs increased $0.6 million primarily due to higher stock-based compensation expense and the modification of certain employee incentive compensation.

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
Research and development expenses decreased by $23.1 million, or 37.4%, for the year ended December 31, 2020 as compared to 2019. Employee costs decreased $19.1 million primarily due to lower headcount. Lease expense and depreciation decreased $2.0 million primarily due to lower rent as we reduced our office footprint and sublet two locations during 2020. Professional fees decreased $1.6 million primarily due to a decrease in consulting services.
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
General and administrative expenses for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Variance	% Variance
Employee costs	$33,571	9.1%	$28,205	7.9%	$5,366	19.0%
Professional fees	16,194	4.4%	12,922	3.6%	3,272	25.3%
Technology	2,922	0.8%	2,246	0.6%	676	30.1%
Lease expense and depreciation	1,888	0.5%	2,114	0.6%	(226)	(10.7)%
Bad debt (benefit) expense	(80)	—%	1,693	0.5%	(1,773)	NM (1)
Other	7,241	2.0%	8,603	2.4%	(1,362)	(15.8)%
Total general and administrative expenses	$61,736	16.8%	$55,783	15.7%	$5,953	10.7%
(1) Calculation is not meaningful.
General and administrative expenses increased by $6.0 million, or 10.7%, for the year ended December 31, 2021 as compared to 2020. Employee costs increased $5.4 million primarily due to higher stock-based compensation expense and the modification of certain employee incentive compensation. Professional fees increased $3.3 million primarily due to increased consulting and audit fees in 2021 related to implementation support for our new ERP system. These increases were offset by a decrease in bad debt expense of $1.8 million primarily due to the increase in our allowance in the first half of 2020 as a result of the COVID-19 pandemic.
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
General and administrative expenses decreased by $10.6 million, or 16.0%, for the year ended December 31, 2020 as compared to 2019. Employee costs decreased $6.2 million primarily due to $3.3 million in severance costs for certain executives who exited in 2019, as well as lower headcount and a decrease in stock-based compensation expense. Professional fees decreased $5.5 million primarily due to reduced audit and legal fees in 2020 as compared to 2019, and fees related to the issuance of Common Stock and warrants in 2019. These decreases were offset by an increase in bad debt expense of $1.0 million primarily due to increased reserves related to customers impacted by the current economic environment.

Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the difference between the carrying value of our debt instruments and any consideration paid to our creditors in the form of cash or shares of our Common Stock on the extinguishment date.
In 2021, we recorded a $9.6 million loss on debt extinguishment related to the payoff of the Notes and the Secured Term Note on March 10, 2021. The primary drivers of the extinguishment loss were the write-off of unamortized deferred financing costs and issuance discounts, the issuance of additional shares of Common Stock in connection with the extinguishment, and the derecognition of the interest rate reset derivative liability on the Notes. These components are described in Footnote 6, Debt.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, primarily our Rentrak merger in which we acquired $170.3 million of finite-lived intangible assets. Amortization of intangible assets decreased by $2.2 million, or 8.0%, for 2021 as compared to 2020 due primarily to certain acquired software and customer relationship intangibles having reached the end of their useful lives. Amortization of intangible assets decreased by $2.9 million, or 9.5%, for 2020 as compared to 2019 due primarily to the impairment of an intangible asset as described below.
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
We also recorded an impairment charge related to our strategic alliance intangible asset during 2019. Changes in our projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape, as well as significant reductions in international staffing, resulted in a change in our long-term view of the viability of the intangible asset. As such, our assessment yielded that the benefit of the strategic alliance would not be realized. The fair value of the strategic alliance intangible asset was estimated using an income approach, resulting in an impairment charge for the full carrying value of the long-lived asset of $17.3 million. While this was a non-cash charge, it reduced amortization expense by approximately $3.0 million on an annualized basis.
For further information refer to Footnote 10, Goodwill and Intangible Assets and Item 7, Critical Accounting Estimates.
Investigation and Audit Related
Investigation and audit related expenses were $4.3 million for the year ended December 31, 2019. No similar costs were incurred during the years ended December 31, 2021 and 2020. Investigation expenses include professional fees associated with legal and forensic accounting services rendered in connection with the previously disclosed internal Audit Committee investigation into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture and employment practices prior to 2017. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements for the prior years. Litigation related expenses include legal fees associated with various lawsuits or investigations, including those initiated either directly or indirectly as a result of the Audit Committee's investigation. The decrease in investigation and audit related expenses was due to the conclusion of the Audit Committee investigation and multi-year audit in 2018, as well as the resolution of related legal proceedings. We resolved the related SEC investigation in September 2019, and as such, incurred no investigation and audit related expenses during 2021 and 2020.
Restructuring
We incurred restructuring expenses $3.3 million for the year ended December 31, 2019, related to significant reductions in headcount and reorganization of our business. No such expenses were incurred during 2021 or 2020.
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
Interest expense, net, decreased $28.0 million during 2021 to $7.8 million as compared to $35.8 million in 2020. The decrease in interest expense for the year ended December 31, 2021 as compared to 2020 was primarily due to the extinguishment of the Notes and the Secured Term Note in March 2021, as described in Footnote 6, Debt.
Interest expense, net, increased $4.3 million during 2020 to $35.8 million as compared to $31.5 million in 2019. Interest expense increased in 2020 primarily as a result of the interest rate reset feature on the Notes, and the issuance of the Secured Term Note in December 2019.
Refer to Footnote 6, Debt for information on our debt and related extinguishments.
Other (Expense) Income, Net
Other (expense) income, net represents income and expenses incurred that are generally not recurring in nature or are not part of our normal operations.
The following is a summary of other (expense) income, net:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Change in fair value of financing derivatives	$1,800	$10,287	$5,100
Change in fair value of warrants liability	(7,689)	4,894	(2,411)
Change in fair value of investment in equity securities	—	—	(2,324)
Other	111	(627)	1,289
Total other (expense) income, net	$(5,778)	$14,554	$1,654
Total other expense, net for the year ended December 31, 2021 was $5.8 million as compared to total other income, net of $14.6 million in 2020. The shift from other income, net was largely driven by a loss from the change in the fair value of our warrants liability, partially offset by lower gains from the change in fair value of our financing derivatives. The loss on the warrants liability for 2021 was due primarily to the exercise price adjustment described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, and an increase in the trading price of our Common Stock during 2021. The gain on the financing derivatives was primarily due to the passage of time as our remaining future interest obligations declined over the term of the Notes prior to their extinguishment in March 2021.
Total other income, net for the year ended December 31, 2020 was $14.6 million as compared to total other income, net of $1.7 million in 2019. The increase in other income, net was primarily driven by gains from the change in fair value of warrants liability and financing derivatives. Additionally, we had no loss on equity securities in 2020 compared with a decline in the fair value of equity securities that were sold in 2019.
Gain (Loss) from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions.
For the year ended December 31, 2021, the gain from foreign currency transactions was $2.9 million. The gain was primarily driven by fluctuations in the Euro and Chilean Peso against the U.S. Dollar and Chilean Peso against the Euro.
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
During the years ended December 31, 2021, 2020, and 2019, we recorded an income tax (provision) benefit of $(0.9) million, $(0.9) million, and $1.0 million, resulting in an effective tax rate of (1.7)%, (1.9)%, and 0.3%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against our domestic deferred tax assets.

Included within tax expense for the year ended December 31, 2021 are income tax adjustments of $9.2 million for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, nondeductible interest expense on debt instruments and associated derivatives, and other nondeductible expenses. Also included is a favorable return to provision true-up adjustment of $8.3 million for a prior year permanent difference related to foreign earnings taxable in the U.S. as a result of a tax restructuring that occurred during 2020. Tax expense of $16.3 million has also been included for an increase in the valuation allowance recorded against our deferred tax assets to offset the tax benefit of our operating losses in the U.S. and certain foreign jurisdictions. This increase was offset by a tax benefit of $2.8 million for the release of a portion of our U.S. valuation allowance as a result of the Shareablee acquisition.
Included within tax expense for the year ended December 31, 2020 are income tax adjustments of $8.9 million for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, nondeductible interest expense on debt instruments and associated derivatives, and other nondeductible expenses. Also included is an adjustment of $11.2 million for a permanent difference related to foreign earnings taxable in the U.S. as a result of a tax restructuring that occurred during the year.
Included within tax benefit for the year ended December 31, 2019 are income tax adjustments of $58.6 million related to the impairment of goodwill and $15.2 million for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, nondeductible interest expense on debt instruments and associated derivatives, and other nondeductible expenses. Income tax expense of $17.3 million has also been included for increases in the valuation allowance recorded against our deferred tax assets to offset the tax benefit of our operating losses in the U.S. and certain foreign jurisdictions.
The COVID-19 pandemic has a global reach, and many countries have introduced measures that provide relief to taxpayers in a variety of ways. We have evaluated these measures, including the CARES Act in the United States, and have concluded that these did not have a significant impact on our income tax provision for the year ended December 31, 2021.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$9,856	$717	$(4,636)
Net cash used in investing activities	(14,648)	(15,555)	(10,460)
Net cash (used in) provided by financing activities	(22,452)	(2,096)	31,973
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,218)	902	(302)
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,462)	(16,032)	16,575
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
As of December 31, 2021, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $22.3 million, including $0.4 million in restricted cash, as well as amounts available to us under our Revolving Credit Agreement, as described below.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from operations. Our operating losses and interest payments on our Notes and Secured Term Note, as well as the scheduled maturity of the Notes in January 2022, resulted in a need to secure long-term financing to extinguish the Notes and increase working capital.
On March 10, 2021, we entered into separate Securities Purchase Agreements with each of Charter, Qurate and Pine. At the closing of the Transactions, we issued and sold (a) to Charter, 27,509,203 shares of Series B Convertible Preferred Stock ("Preferred Stock") in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Preferred Stock in exchange for $68.0 million. On June 30, 2021, in accordance with the Certificate of Designations of the Preferred Stock, we paid cash dividends totaling $4.8 million to the holders of the Preferred Stock, representing dividends accrued for the period from March 10, 2021 through June 29, 2021. As of December 31, 2021, accrued dividends for the Preferred Stock totaled $7.9 million.
The proceeds from the Transactions were used to repay the Notes. See "Senior Secured Convertible Notes" below. In connection with the closing, we also repaid the Secured Term Note and certain transaction-related expenses with cash from our balance sheet. See "Secured Term Note" below. For additional information on the Transactions and related debt extinguishments, refer to Footnote 6, Debt and Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity.
On May 5, 2021, we entered into the Revolving Credit Agreement with Bank of America N.A. The Revolving Credit Agreement provides a borrowing capacity equal to $40.0 million (increased from $25.0 million on February 25, 2022). As of December 31, 2021, we had outstanding borrowings of $16.0 million under the Revolving Credit Agreement. In addition to these borrowings, we had issued and outstanding letters of credit totaling $3.3 million under the Revolving Credit Agreement as of December 31, 2021, leaving a remaining borrowing capacity of $5.7 million as of December 31, 2021.
On February 25, 2022, we expanded the borrowing capacity under our Revolving Credit Agreement to $40.0 million, which increased our remaining borrowing capacity to $20.7 million.
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
Preferred Stock
On March 10, 2021, in connection with the Securities Purchase Agreements described above, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. The shares were issued at a par value of $0.001. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of December 31, 2021, each share of Preferred Stock was convertible into 1.038542 shares of Common Stock, with such conversion rate scheduled to return to 1.00 upon payment of accrued dividends on June 30, 2022.
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
Revolving Credit Agreement
On May 5, 2021, we entered into the Revolving Credit Agreement, which matures on May 5, 2024. The Revolving Credit Agreement provides a borrowing capacity equal to $40.0 million (increased from $25.0 million on February 25, 2022). We may also request the issuance of letters of credit under the Revolving Credit Agreement in an aggregate amount up to $5.0 million, which reduces the amount of available borrowings by the amount of such issued and outstanding letters of credit.
The amount we are able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. Notably, the Revolving Credit Agreement contains financial covenants that require us to maintain minimum Consolidated EBITDA and a minimum Consolidated Asset Coverage Ratio for periods through December 31, 2022, and a minimum Consolidated Fixed Charge Coverage Ratio for periods after December 31, 2022 (each term as defined in the Revolving Credit Agreement). As of December 31, 2021, we were in compliance with our covenants under the Revolving Credit Agreement, and based on our current plans, we do not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement.
As of December 31, 2021, we had outstanding borrowings of $16.0 million under the Revolving Credit Agreement. In addition to these borrowings, we had issued and outstanding letters of credit totaling $3.3 million under the Revolving Credit Agreement as of December 31, 2021, leaving a remaining borrowing capacity of $5.7 million as of December 31, 2021. The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods, and support our working capital position. While we continue to take steps to reduce our outstanding trade payables and improve our working capital position, our liquidity could be negatively affected if we are unable to generate sufficient cash from operations to meet our financial obligations as they come due.
For additional information on the Revolving Credit Agreement, refer to Footnote 6, Debt.

Sale of Common Stock and Warrants
On June 23, 2019, we entered into a Securities Purchase Agreement with CVI Investments, Inc. ("CVI") pursuant to which we sold to CVI for aggregate gross proceeds of $20.0 million (i) 2,728,513 shares of Common Stock and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants to initially purchase up to 11,654,033 shares of Common Stock (the "Private Placement"). On October 14, 2019, we issued 2,728,513 shares of Common Stock to CVI upon exercise by CVI of the Series C Warrants. As a result of this exercise, the number of shares issuable under our Series A Warrants was increased by 2,728,513. On January 29, 2020, the Series B-1 Warrants expired unexercised. On August 3, 2020, the Series B-2 Warrants expired unexercised.
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
For additional information on the Notes, refer to Footnote 6, Debt.
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
For additional information on the Secured Term Note, refer to Footnote 6, Debt.
Restricted Cash
Restricted cash represents security deposits for subleased office space. As of December 31, 2020, restricted cash also represented our requirement to collateralize the Secured Term Note and outstanding letters of credit. As of December 31, 2021 and 2020, we had $0.4 million and $19.6 million of restricted cash, respectively. Repayment of the Secured Term Note resulted in the termination of the collateralization requirement thereunder, and no cash was restricted relating to the Secured Term Note as of December 31, 2021. We also transferred outstanding letters of credit totaling $3.3 million under the Revolving Credit Agreement, which further reduced our restricted cash balance as this facility does not require letters of credit to be cash collateralized.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of right-of-use assets, stock-based compensation, deferred tax provision, change in the fair value of financing derivatives, warrants liability and equity securities, loss on extinguishment of debt, non-cash interest expense on the Notes, accretion of debt discount, and amortization of deferred financing costs.
Net cash provided by operating activities in 2021 was $9.9 million compared to net cash provided of $0.7 million in 2020. The increase in cash provided by operating activities was primarily attributable to a decrease in the cash interest paid on the Notes in 2021 of $21.4 million compared to 2020 (interest of $10.8 million on the Notes was paid in shares of Common Stock in 2021). Offsetting the reduction in cash interest paid was a net decrease in operating assets and liabilities of $23.8 million for the year ended December 31, 2021 as compared to a net decrease of $20.3 million for the year ended December 31, 2020. The decrease in operating assets and liabilities was primarily due to decreases in our accounts payable and accrued expense balances in 2021 compared to 2020 as we paid invoices related to expenses incurred in prior periods.
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
Net cash used in investing activities in 2021 was $14.6 million compared to net cash used in investing activities of $15.6 million in 2020. The decrease in cash used in investing activities was primarily due to net cash received as part of the Shareablee acquisition in 2021.
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
Financing Activities
Net cash used in financing activities in 2021 was $22.5 million compared to net cash used in financing activities of $2.1 million in 2020. The increase in cash used in financing activities was primarily due to the repayment of the Notes and the Secured Term Note in March 2021, and payment of $4.8 million in cash dividends to the holders of the Preferred Stock in June 2021. These increases in cash used were partially offset by cash proceeds of $204.0 million from the issuance of the Preferred Stock discussed above (net of $16.1 million in related transaction costs) and cash proceeds of $16.0 million from borrowing under the Revolving Credit Agreement.
Net cash provided by financing activities in 2020 was $2.1 million compared to net cash provided by financing activities of $32.0 million in 2019. The shift to cash used in financing activities from cash provided by financing activities was largely due to gross cash proceeds of $20.0 million from the sale of shares of Common Stock and warrants in the Private Placement, $13.0 million from the issuance of the Secured Term Note, and $4.3 million from the sale-leaseback transaction during 2019. These were offset by a decrease of $2.5 million in principal payments on finance lease and software licensing arrangements.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with MVPDs, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs for set-top box data. These agreements have remaining terms from one to nine years. As of December 31, 2021, the total fixed payment obligation related to these agreements is $325.8 million. In addition, we expect to make variable payments related to one of these arrangements totaling an estimated $26.1 million over the next two years.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from one to six years. As of December 31, 2021, the total fixed payment obligation related to these agreements is $62.5 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is two years. As of December 31, 2021, the total fixed payment obligation related to this agreement is $19.7 million.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities and dividend payment obligations, and expenses from compliance efforts and legal matters. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from repayment of the Notes and Secured Term Note and cost-management initiatives undertaken by our management, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. We may also be required to raise additional funds in order to pay a special dividend to holders of our Preferred Stock, as described above. Our history of net losses, as well as disruption and volatility in global capital and credit markets, could impact our ability to access capital resources on terms acceptable to us or allowable under applicable financing arrangements, or at all. If we issue additional equity securities in order to raise additional funds, pay dividends or for other purposes, further dilution to existing stockholders may occur.
Critical Accounting Estimates
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
The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial condition and results of operations because they involve significant judgments and uncertainties. Actual results in these areas could differ from management's estimates. Refer to Footnote 2, Summary of Significant Accounting Policies for further information on our most significant accounting policies.
Revenue Recognition
We recognize revenue under the core principle of depicting the transfer of promised goods and services to our customers in an amount that reflects the consideration to which we expect to be entitled. Significant judgments used in the determination of the amount and timing of our revenue recognition include the identification of distinct performance obligations and the allocation of contract consideration among individual performance obligations based on their relative standalone selling price ("SSP").
Performance obligations are identified by evaluating whether the promised goods and services are capable of being distinct and distinct within the context of the contract. We have a limited number of monetary contracts with MVPDs that involve both the purchase and sale of services with a single counterparty. Each contract is assessed to determine if the goods and services exchanged between the two parties represent distinct performance obligations which can entail significant judgment. The conclusion regarding whether goods and services exchanged are distinct determines whether consideration received from the counterparty is recognized as revenues (up to the SSP of the distinct goods or services), or as a reduction to the purchase price of the goods or services recorded in our cost of revenues.
The transaction price is allocated to each performance obligation based on its relative SSP. In most sales contracts, we bundle multiple products and very few are sold on a standalone basis. As a result, our SSP is not directly observable and we have to develop internal estimates using information that is reasonably available to us. Our SSP is primarily developed using an adjusted market approach supported by rate cards and pricing calculators that are periodically reviewed and updated to reflect the best available information. Bundled arrangements may include a combination of distinct goods and services where some are satisfied over time and others are satisfied at a point in time. Changes to the SSP will impact the amount of consideration allocated to each performance obligation, which could have an impact on the timing and amount of revenues recognized in future periods as our performance obligations are satisfied. The determination of SSP also impacts the amount of revenues we can recognize in transactions where consideration is exchanged with counterparties as described above.
Goodwill
The valuation of goodwill involves the use of management's estimates and assumptions and can have a significant impact on future operating results. Goodwill is not amortized but is evaluated for impairment at least annually, as of October 1, by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit.
We have one reporting unit. As such, we perform the impairment assessment for goodwill at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying value. In assessing the possibility that our reporting unit's fair value has been reduced below its carrying value due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence including, but not limited to: (i) the results of our impairment testing from the most recent testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts, if any, (iii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any, and (iv) changes in general industry, market and macro-economic conditions.
We determine the fair value of our reporting unit using a combination of the income and market approaches. The results from each of these approaches are weighted appropriately taking into account the relevance and availability of data at the time we perform the valuation.
Under the income approach, the fair value is determined using a discounted cash flow model based on projected financial performance and discount rates that take into account an appropriate risk-adjusted return. The discounted cash flow model requires the use of various assumptions in developing the present value of projected cash flows, the following of which are significant to our analysis:
Projected financial performance: expected future cash flows and growth rates are based upon assumptions of our future revenue growth and operating costs. Actual results of operations and cash flows will likely differ from those utilized in our discounted cash flow analysis, and it is possible that those differences could be material.
Long-term growth rate: the long-term growth rate represents the rate at which our single reporting unit's earnings are expected to grow or losses to decrease. Our assumed long-term growth rate was based on projected long-term inflation and gross domestic product growth estimates for the countries in which we operate and a long-term growth estimate for our business and the industry in which we operate. The long-term growth rate selected for the 2021, 2020 and 2019 annual impairment analyses was 3.0%.
Discount rate: our reporting unit's future cash flows are discounted at a rate that is consistent with our average weighted cost of capital that is likely to be utilized by market participants. The weighted-average cost of capital is our estimate of the overall returns required by both debt and equity investors, weighted by their respective contributions of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in our business and in our internally-developed forecasts. The discount rates selected for the 2021, 2020 and 2019 annual impairment analyses were 19.0%, 13.5% and 18.0%, respectively. Our selected discount rate was lower in 2020 primarily because we utilized a scenario-based approach that incorporated an equal weighting of two different sets of financial projections. One set of projections incorporated more conservative growth assumptions, and the selected discount rate reflected the lower level of execution risk in achieving those projections.
Under the market approach, the fair value is determined using certain financial metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses requires judgment and is based on the markets in which we operate giving consideration to, amongst other things, risk profiles, size and geography. The market approach may also be limited in instances where there is a lack of recently executed transactions of comparable businesses. We determine fair value primarily based on selected market multiples based on current and projected revenues compared to business enterprise value, with an estimated control premium as applicable.
Goodwill allocated to our single reporting unit as of December 31, 2021 was $435.7 million, including $19.2 million in goodwill attributable to our acquisition of Shareablee in December 2021. As of our most recent annual assessment, which was conducted as of October 1, 2021, the estimated fair value of our reporting unit exceeded its carrying value by approximately 40%. The projected long-term cash flows used in our fair value estimate are consistent with our most recent operating plan and are dependent on the successful execution of our business plan, overall industry growth rates and the competitive environment.
We monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of our goodwill, including long-term growth projections, profitability, discount rates, volatility in our market capitalization, and general industry, market and macro-economic conditions. The judgments and estimates described above could change in future periods. If the reporting unit's future performance falls below our expectations, or if there are negative revisions to our fair value assumptions, including those that are significant and discussed above, we may need to record a material, non-cash goodwill impairment charge in a future period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. As of December 31, 2021, we have outstanding warrants that are subject to market risk. We also have interest rate risk for amounts outstanding under our Revolving Credit Agreement, and foreign currency exchange rate risk from our global operations.
Interest rate risk
As of December 31, 2021, our borrowings, including letters of credit, under the Revolving Credit Agreement bore interest at a variable rate per annum equal to the Eurodollar Rate (as previously defined in the Revolving Credit Agreement) plus an applicable rate equal to 2.25%. As a result, we were subject to interest rate risk based on a Eurodollar Rate, and our interest obligation on outstanding borrowings fluctuated with movements in the Eurodollar Rate.
On February 25, 2022, we amended our Revolving Credit Agreement, which resulted in the replacement of the Eurodollar Rate with a variable rate per annum equal to the Daily SOFR (as defined in the Revolving Credit Agreement) plus an applicable rate of 2.50%. As a result, we are subject to interest rate risk going forward based on the Daily SOFR, and our interest obligation on outstanding borrowings will fluctuate with movements in the Daily SOFR. We are able to repay any amounts borrowed under the Revolving Credit Agreement prior to the maturity date without any premium or penalty other than customary breakage costs.
As of December 31, 2021, our exposure to interest rate risk calculated using either the Eurodollar Rate or the Daily SOFR was not material.
Warrants liability financial instrument risk
As a result of having $10.5 million in liability related to outstanding warrants as of December 31, 2021, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of the warrants is impacted by changes in the market price of our Common Stock.
As of December 31, 2021, a 10% increase in the market price of our Common Stock would result in a $1.5 million increase in the fair value of the Series A Warrants, while a 10% decrease in the market price of our Common Stock would result in a $1.5 million decrease in fair value of the Series A Warrants.
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
There can be no guarantee that exchange rates will remain constant in future periods. In addition to the impact from the U.S. Dollar to Euro exchange rate movements, we are also impacted by the movements in the exchange rates between the U.S. Dollar and various South American, Asia Pacific and other European currencies. We performed a sensitivity analysis, assuming a 10% decrease or increase in the value of foreign currencies in which we operate. Our analysis has determined that a 10% decrease in value would have resulted in a decrease to our net loss of approximately $7.6 million and a 10% increase in value would have resulted in an increase to our net loss of approximately $5.7 million for the year ended December 31, 2021.
As of December 31, 2021, of our total $22.3 million in cash and cash equivalents, including restricted cash, $11.1 million was held by foreign subsidiaries. Of this amount, we believe $4.0 million could be subject to income tax withholding of 5% to 15% if the funds were repatriated to the U.S.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of comScore, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of comScore, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in convertible redeemable preferred stock and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenues – Refer to Notes 2 and 4 to the financial statements
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
◦Tested the relative stand-alone selling prices by recalculating the stand-alone selling prices of the performance obligations and evaluating the assumptions used by the Company to determine the standalone selling price for each distinct performance obligation. We evaluated the methodology used to determine the standalone selling price by comparison to historical analyses prepared by the Company and practices observed in the industry. We also tested the data used in the analysis.
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
Goodwill – Goodwill Impairment Analysis – Refer to Notes 2 and 10 to the financial statements
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
The Company completed its annual assessment on October 1, 2021, and there was no impairment of goodwill at the assessment date. The goodwill balance was $435.7 million as of December 31, 2021.
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
•We evaluated management's ability to accurately forecast revenue by comparing the actual results to management's historical projections from 2020.

•We sensitized management projections to determine areas of audit focus.
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
◦Public information related to addressable market opportunities.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rates selected by management.
•We evaluated the impact of changes in management's revenue forecasts from the October 1, 2021 annual measurement date to December 31, 2021.
Preferred Stock – Accounting for preferred stock agreements in connection with investment transaction – Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
On January 7, 2021, the Company entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine") (the "Securities Purchase Agreements"). The issuance of securities pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021. At the closing of the Transactions, the Company issued and sold (a) to Charter, 27,509,203 shares of Series B Convertible Preferred Stock ("Preferred Stock") in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Preferred Stock in exchange for $68.0 million. The shares were issued at par value of $0.001. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability under ASC 815, Derivatives and Hedging. Additionally, all financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements.
We identified the preferred stock transaction for the Company as a critical audit matter because auditing the appropriate accounting treatment for material preferred stock contracts required a complex accounting analysis, including considerations around embedded derivative features and the classification of financial instruments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the preferred stock transaction included the following, among others:
•We tested the effectiveness of controls over management's evaluation of the preferred stock transaction.
•We read the preferred stock agreements and, with the assistance of professionals in our firm having expertise in the accounting for complex financial instruments, we analyzed the contracts to determine if all arrangement terms that may have an impact on accounting treatment were identified and independently evaluated management's accounting for the preferred stock agreements, including an evaluation of the embedded derivative features.
•We evaluated management's assessment related to the probability of a change of control.
•We tested the cash proceeds from the transaction.
•We analyzed and performed test of details over issuance costs, including the assessment of the proper accounting for such costs.
/s/ Deloitte & Touche LLP
McLean, Virginia
March 2, 2022
We have served as the Company's auditor since 2017.

COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except share and per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$21,854	$31,126
Restricted cash	425	19,615
Accounts receivable, net of allowances of $1,173 and $2,757, respectively ($3,606 and $4,045 of accounts receivable attributable to related parties, respectively)	72,059	69,379
Prepaid expenses and other current assets ($333 and $1,496 attributable to related parties, respectively)	14,769	16,910
Total current assets	109,107	137,030
Property and equipment, net	36,451	30,973
Operating right-of-use assets	29,186	28,959
Deferred tax assets	2,811	2,741
Intangible assets, net	39,945	52,340
Goodwill	435,711	418,327
Other non-current assets	10,263	7,600
Total assets	$663,474	$677,970
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($6,575 and $2,817 attributable to related parties, respectively)	$23,575	$36,640
Accrued expenses ($4,122 and $835 attributable to related parties, respectively)	45,264	48,380
Contract liabilities ($3,553 and $3,538 attributable to related parties, respectively)	54,011	58,529
Customer advances	11,613	12,477
Warrants liability	10,520	2,831
Current operating lease liabilities	7,538	7,024
Secured term note	—	12,644
Other current liabilities ($7,863 and $— attributable to related parties, respectively)	12,850	5,750
Total current liabilities	165,371	184,275
Non-current operating lease liabilities	36,055	36,127
Non-current portion of accrued data costs ($7,843 attributable to related party)	16,005	—
Revolving line of credit	16,000	—
Deferred tax liabilities	2,103	627
Senior secured convertible notes (related party)	—	192,895
Financing derivatives (related party)	—	11,300
Other non-current liabilities ($1,582 and $6,120 attributable to related parties, respectively)	16,879	23,756
Total liabilities	252,413	448,980
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 82,527,609 and zero shares authorized, issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of $211,863 as of December 31, 2021 (related parties)	187,885	—
Stockholders' equity:
Preferred stock, $0.001 par value; 7,472,391 and 5,000,000 shares authorized as of December 31, 2021 and 2020, respectively; no shares issued or outstanding as of December 31, 2021 or 2020	—	—
Common stock, $0.001 par value; 275,000,000 and 150,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 97,172,086 shares issued and 90,407,290 shares outstanding as of December 31, 2021, and 79,703,342 shares issued and 72,938,546 shares outstanding as of December 31, 2020	90	73
Additional paid-in capital	1,683,883	1,621,986
Accumulated other comprehensive loss	(12,098)	(7,030)
Accumulated deficit	(1,218,715)	(1,156,055)
Treasury stock, at cost, 6,764,796 shares as of December 31, 2021 and 2020	(229,984)	(229,984)
Total stockholders' equity	223,176	228,990
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$663,474	$677,970
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(In thousands, except share and per share data)	2021	2020	2019
Revenues (2)	$367,013	$356,036	$388,645

Cost of revenues (1) (2) (3)	203,044	180,712	199,622
Selling and marketing (1) (3)	66,937	70,220	89,145
Research and development (1) (3)	39,123	38,706	61,802
General and administrative (1) (3)	61,736	55,783	66,419
Amortization of intangible assets	25,038	27,219	30,076
Impairment of right-of-use and long-lived assets	—	4,671	—
Impairment of goodwill	—	—	224,272
Impairment of intangible asset	—	—	17,308
Investigation and audit related	—	—	4,305
Restructuring (3)	—	—	3,263
Settlement of litigation, net	—	—	2,900
Total expenses from operations	395,878	377,311	699,112
Loss from operations	(28,865)	(21,275)	(310,467)
Loss on extinguishment of debt (2)	(9,629)	—	—
Interest expense, net (2)	(7,801)	(35,805)	(31,526)
Other (expense) income, net	(5,778)	14,554	1,654
Gain (loss) from foreign currency transactions	2,895	(4,490)	336
Loss before income taxes	(49,178)	(47,016)	(340,003)
Income tax (provision) benefit	(859)	(902)	1,007
Net loss	$(50,037)	$(47,918)	$(338,996)
Net loss available to common stockholders
Net loss	$(50,037)	$(47,918)	$(338,996)
Convertible redeemable preferred stock dividends (2)	(12,623)	—	—
Total net loss available to common stockholders	$(62,660)	$(47,918)	$(338,996)
Net loss per common share:
Basic and diluted	$(0.78)	$(0.67)	$(5.33)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	80,802,053	71,181,496	63,590,882
Comprehensive loss:
Net loss	$(50,037)	$(47,918)	$(338,996)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(5,068)	5,303	(1,712)
Total comprehensive loss	$(55,105)	$(42,615)	$(340,708)
(1) Excludes amortization of intangible assets, which is presented separately in the Consolidated Statements of Operations and Comprehensive Loss.
(2) Transactions with related parties are included in the line items above as follows (refer to Footnote 14, Related Party Transactions, for further information):

	Years Ended December 31,
	2021	2020	2019
Revenues	$16,285	$13,314	$17,464
Cost of revenues	34,534	10,094	10,490
Interest expense, net	(4,692)	(24,480)	(23,494)
Loss on extinguishment of debt	(9,608)	—	—
Convertible redeemable preferred stock dividends	(12,623)	—	—
(3) Stock-based compensation expense is included in the line items above as follows:

	Years Ended December 31,
	2021	2020	2019
Cost of revenues	$1,603	$1,288	$1,852
Selling and marketing	1,791	2,226	3,615
Research and development	1,079	886	1,981
General and administrative	9,375	5,673	9,247
Restructuring	—	—	(137)
Total stock-based compensation expense	$13,848	$10,073	$16,558
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	59,389,830	$59	$1,561,208	$(10,621)	$(769,095)	$(229,984)	$551,567
Adoption of ASC 842	—	—	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	—	—	(338,996)	—	(338,996)
Foreign currency translation adjustment	—	—	—	—	—	(1,712)	—	—	(1,712)
Issuance of Common Stock - CVI	—	—	2,728,513	3	8,159	—	—	—	8,162
Common Stock warrants exercised - Starboard (1)	—	—	323,448	—	—	—	—	—	—
Common Stock warrants exercised - CVI	—	—	2,728,513	3	5,482	—	—	—	5,485
Exercise of Common Stock options, net	—	—	68,259	—	1,191	—	—	—	1,191
Interest paid in Common Stock (1)	—	—	4,057,129	4	17,370	—	—	—	17,374
Restricted stock units vested	—	—	854,998	1	4,610	—	—	—	4,611
Payments for taxes related to net share settlement of equity awards	—	—	(85,560)	—	(1,267)	—	—	—	(1,267)
Stock-based compensation expense	—	—	—	—	12,605	—	—	—	12,605
Balance as of December 31, 2019	—	$—	70,065,130	$70	$1,609,358	$(12,333)	$(1,108,137)	$(229,984)	$258,974
Net loss	—	—	—	—	—	—	(47,918)	—	(47,918)
Foreign currency translation adjustment	—	—	—	—	—	5,303	—	—	5,303
Exercise of Common Stock options, net	—	—	75,000	—	143	—	—	—	143
Interest paid in Common Stock (1)	—	—	1,474,201	2	3,058	—	—	—	3,060
Restricted stock units vested	—	—	1,363,152	1	3,064	—	—	—	3,065
Payments for taxes related to net share settlement of equity awards	—	—	(38,937)	—	(117)	—	—	—	(117)
Stock-based compensation expense	—	—	—	—	6,480	—	—	—	6,480
Balance as of December 31, 2020	—	$—	72,938,546	$73	$1,621,986	$(7,030)	$(1,156,055)	$(229,984)	$228,990
Net loss	—	—	—	—	—	—	(50,037)	—	(50,037)
Convertible redeemable preferred stock, net of issuance costs (1)	82,527,609	187,885	—	—	—	—	—	—	—
Fair value of Common Stock issued in connection with acquisition	—	—	7,945,519	8	25,766	—	—	—	25,774
Conversion shares issued as extinguishment cost on senior secured convertible notes (1)	—	—	3,150,000	3	9,605	—	—	—	9,608
Interest paid in Common Stock (1)	—	—	4,165,781	4	10,808	—	—	—	10,812
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(12,623)	—	(12,623)
Restricted stock units vested	—	—	2,362,963	2	7,117	—	—	—	7,119
Stock-based compensation expense	—	—	—	—	9,123	—	—	—	9,123
Foreign currency translation adjustment	—	—	—	—	—	(5,068)	—	—	(5,068)
Payments for taxes related to net share settlement of equity awards	—	—	(155,519)	—	(522)	—	—	—	(522)
Balance as of December 31, 2021	82,527,609	$187,885	90,407,290	$90	$1,683,883	$(12,098)	$(1,218,715)	$(229,984)	$223,176
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, Footnote 6, Debt, and Footnote 14, Related Party Transactions, of the Notes to Consolidated Financial Statements for additional information). Gross proceeds from related parties for the issuance of convertible redeemable preferred stock were $204.0 million.
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2021	2020	2019
Operating activities:
Net loss	$(50,037)	$(47,918)	$(338,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	25,038	27,219	30,076
Depreciation	15,793	14,064	12,778
Stock-based compensation expense	13,848	10,073	16,558
Loss on extinguishment of debt	9,629	—	—
Change in fair value of warrant liability	7,689	(4,894)	2,411
Non-cash operating lease expense	5,345	5,555	5,369
Non-cash interest expense on senior secured convertible notes (1)	4,692	9,180	17,374
Amortization expense of finance leases	2,188	1,652	2,413
Accretion of debt discount	1,620	7,571	6,242
Amortization of deferred financing costs	378	1,560	1,078
Bad debt (benefit) expense	(80)	1,693	727
Deferred tax (benefit) provision	(1,719)	10	(3,727)
Change in fair value of financing derivatives	(1,800)	(10,287)	(5,100)
Impairment of right-of-use and long-lived assets	—	4,671	—
Impairment of goodwill	—	—	224,272
Impairment of intangible asset	—	—	17,308
Change in fair value of investment in equity securities	—	—	2,324
Other	1,082	908	(2)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,081)	2,024	2,738
Prepaid expenses and other assets	(1,145)	(6,283)	2,198
Accounts payable, accrued expenses, and other liabilities	(4,210)	(17,095)	10,438
Contract liability and customer advances	(10,777)	7,341	(3,477)
Current operating lease liability	(5,597)	(6,327)	(7,638)
Net cash provided by (used in) operating activities	9,856	717	(4,636)

Investing activities:
Capitalized internal-use software costs	(14,747)	(15,078)	(11,500)
Purchases of property and equipment	(803)	(477)	(2,736)
Cash and restricted cash acquired from acquisition	902	—	—
Proceeds from sale of investment in equity securities	—	—	3,776
Net cash used in investing activities	(14,648)	(15,555)	(10,460)

Financing activities:
Principal payment and extinguishment costs on senior secured convertible notes (1)	(204,014)	—	—
Principal payment and extinguishment costs on secured term note	(14,031)	—	—
Payments for dividends on convertible redeemable preferred stock (1)	(4,760)	—	—
Principal payments on finance leases	(2,138)	(1,754)	(2,535)
Payments for taxes related to net share settlement of equity awards	(522)	(117)	(1,267)
Principal payments on capital lease and software license arrangements	(329)	(367)	(2,070)
Proceeds from the exercise of stock options	—	142	1,191
Proceeds from private placement, net of issuance costs paid	—	—	19,752
Proceeds from secured term note	—	—	13,000
Proceeds from sale-leaseback financing transaction	—	—	4,252
Proceeds from borrowings on revolving line of credit	16,000	—	—
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs (1)	187,885	—	—
Other	(543)	—	(350)
Net cash (used in) provided by financing activities	(22,452)	(2,096)	31,973
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,218)	902	(302)
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,462)	(16,032)	16,575
Cash, cash equivalents and restricted cash at beginning of period	50,741	66,773	50,198
Cash, cash equivalents and restricted cash at end of period	$22,279	$50,741	$66,773

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$21,854	$31,126	$46,590
Restricted cash	425	19,615	20,183
Total cash, cash equivalents and restricted cash	$22,279	$50,741	$66,773

	Years Ended December 31,
	2021	2020	2019
Supplemental cash flow disclosures:
Interest paid ($—, $21,420 and $3,046 in 2021, 2020, and 2019 attributable to related party, respectively)	$1,009	$23,792	$4,081
Income taxes paid, net of refunds	1,831	1,182	1,191
Operating cash flows from operating leases	9,623	11,170	15,546
Operating cash flows from finance leases	440	493	471

Supplemental non-cash activities:
Fair value of Common Stock issued in connection with acquisition	$25,774	$—	$—
Interest paid in Common Stock (1)	10,812	—	—
Conversion shares issued as extinguishment cost on senior secured convertible notes (1)	9,608	—	—
Convertible redeemable preferred stock dividends accrued but not yet paid (1)	7,863	—	—
Settlement of restricted stock unit liability	7,117	3,065	4,611
Fair value of contingent consideration recognized upon closing of acquisition	5,600	—	—
Right-of-use assets obtained in exchange for operating lease liabilities	5,211	669	397
Right-of-use assets obtained in exchange for finance lease liabilities	3,345	754	4,049
Leasehold improvements acquired through lease incentives	—	394	2,050
Fair value of warrants issued in private placement	—	—	10,798
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, Footnote 6, Debt, and Footnote 14, Related Party Transactions, of the Notes to Consolidated Financial Statements for additional information). Gross proceeds from related parties for the issuance of convertible redeemable preferred stock were $204.0 million.
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization
comScore, Inc., together with its consolidated subsidiaries (collectively, "Comscore" or the "Company"), headquartered in Reston, Virginia, is a global information and analytics company that measures audiences, consumer behavior and advertising across media platforms. On December 16, 2021, the Company and two newly formed, wholly owned subsidiaries of the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Shareablee, Inc. ("Shareablee"), to acquire Shareablee in exchange for shares of the Company's Common Stock and contingent consideration payable subject to the achievement of certain conditions set forth in the Merger Agreement. Refer to Footnote 3, Business Combination.
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
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, non-current contract liabilities have been aggregated within other non-current liabilities on the Consolidated Balance Sheets.
Use of Estimates and Judgments in the Preparation of the Consolidated Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of: management's standalone selling price ("SSP"), principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill and intangible assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, the fair value determination of contingent consideration from business combinations, financing-related liabilities and warrants, and the valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
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
Assets that are measured at fair value on a non-recurring basis include property and equipment, operating right-of-use assets, intangible assets and goodwill. The Company measures these items at fair value when they are considered to be impaired or, in certain cases, upon initial recognition. The fair value of these assets are determined with valuation techniques using the best information available and may include market comparable information, discounted cash flow models, or a combination thereof.
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and the current portion of contract liabilities and customer advances reported in the Consolidated Balance Sheets approximate fair value due to the short-term nature of these instruments. The carrying amount of the revolving line of credit approximates fair value due to the variable rate nature of the debt.
Preferred Stock
In 2021, the Company issued shares of Series B Convertible Preferred Stock ("Preferred Stock") as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability. As of December 31, 2021, the probability of a change of control was determined to be remote, and the fair value of the change of control derivative was determined to be negligible.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Consolidated Balance Sheets. The instrument is initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of December 31, 2021 because a deemed liquidation event is not considered probable.
All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (for example, more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the financial statements.
Effective January 1, 2021, the Company early adopted Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40). This ASU simplifies accounting for convertible instruments, enhances disclosure requirements related to the terms and features of convertible instruments, and amends the guidance for the derivatives scope exception for contracts settled in an entity's own equity. This ASU removes from GAAP the separation models for (1) convertible debt with a Cash Conversion Feature and (2) convertible instruments with a Beneficial Conversion Feature. Upon adoption of this new ASU, entities will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock, unless (1) a convertible instrument contains features that require bifurcation as a derivative, or (2) a convertible debt instrument was issued at a substantial premium.
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
Loss on Extinguishment of Debt
In 2021, the Company recorded a $9.6 million loss on debt extinguishment related to the payoff of the Notes and a foreign secured promissory note (the "Secured Term Note"). Loss on extinguishment of debt represents the difference between the carrying value of the Company's debt instruments and any consideration paid to its creditors in the form of cash or shares of the Company's Common Stock on the extinguishment date. These transactions are described in Footnote 6, Debt.
Financing Derivatives
The Company's derivative financial instruments are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are recorded in other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Loss.
The fair values of the financing derivatives were estimated using forward projections and were discounted back at rates commensurate with the remaining term of the related derivatives. Significant valuation inputs included the Company's credit rating, the premium attributable to the payment-in-kind feature of the Notes, and premium estimates for company-specific risk factors (together, the "credit-adjusted discount rate"), the price and expected volatility of the Company's Common Stock, probability of change of control, and forward projections of estimated cash payments.
Extinguishment of the Notes on March 10, 2021 resulted in derecognition of the remaining financing derivatives. Refer to Footnote 6, Debt for additional information.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are maintained with several financial institutions domestically and internationally. The combined account balances held on deposit at each institution typically exceed Federal Deposit Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company reduces this risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy, and by monitoring this credit risk and making adjustments as necessary.
The Company considers highly liquid investments with an original maturity of three months or less at the time of purchase and qualifying money-market funds as cash equivalents.
As of December 31, 2021, restricted cash represents security deposits for subleased office space. As of December 31, 2020, restricted cash primarily represents the Company's requirement to collateralize the Secured Term Note and outstanding letters of credit.
Allowance for Doubtful Accounts
The Company generally grants uncollateralized credit terms to its customers. Credit risk associated with accounts receivable is mitigated by the Company's ongoing credit evaluation of its customers' financial condition. An allowance for doubtful accounts is maintained to reserve for uncollectible receivables. Allowances are based on management's judgment, which considers historical collection experience adjusted for current conditions or expected future conditions based on reasonable and supportable forecasts, a specific review of all significant outstanding receivables, an assessment of company-specific credit conditions and general economic conditions. Management considered the impact of the COVID-19 pandemic, including customer payment delays and requests from customers to revise contractual payment terms, in determining the Company's allowance for doubtful accounts.
The following is a summary of the activity within the allowance for doubtful accounts:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Beginning Balance	$(2,757)	$(1,919)	$(1,597)
Bad debt benefit (expense)	80	(1,693)	(727)
Recoveries	(161)	(300)	(481)
Write-offs	1,665	1,155	886
Ending Balance	$(1,173)	$(2,757)	$(1,919)
Property and Equipment, net
Property and equipment is recorded at cost, net of accumulated depreciation, and is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 5 years. Finance lease assets are recorded at their net present value at the commencement of the lease. Both finance lease assets and leasehold improvements are amortized on a straight-line basis over the shorter of the related lease terms or their useful lives. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred.
Included in property and equipment, net, are capitalized software costs to purchase and develop internal-use software, which the Company uses to provide services to its clients. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use in the Company's products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be 3 to 5 years. During the years ended December 31, 2021, 2020 and 2019, the Company capitalized $18.9 million (including $4.6 million recorded as part of the acquisition of Shareablee), $15.0 million, and $11.9 million in internal-use software costs, respectively. The Company depreciated $12.8 million, $9.1 million and $4.8 million in capitalized internal-use software costs during the years ended December 31, 2021, 2020 and 2019, respectively.
Business Combination
In 2021, the Company acquired Shareablee as described in Footnote 3, Business Combination. The purchase consideration was allocated to all tangible and intangible assets acquired, and liabilities assumed, based upon their acquisition-date fair values. Contract assets and liabilities were measured in accordance with revenue recognition principles. Any excess purchase consideration was recorded as goodwill. Acquisition-related costs were expensed as incurred.
Definite-lived intangible assets were recognized for acquired methodologies and technology, as well as customer relationships. The fair value of the acquired methodologies and technology was estimated using the multi-period excess earnings method of the income approach. This technique is based on projected financial information for the useful life of the asset, adjusted for technological obsolescence rates and a contributory asset charge, to determine the cash flows attributable to the asset. These cash flows are then discounted back to the acquisition date using an appropriate rate of return. The selected discount rate was 26.0%. The fair value of the customer relationships was estimated using a "with and without" method of the income approach. This technique compares the cash flows from the existing customer relationship revenues to cash flows in a scenario where the Company would have to re-create those customer relationship revenues using cash from its business. These cash flows are then discounted back to the acquisition date using an appropriate rate of return. The selected discount rate was 24.0%.
A component of the purchase consideration is payable contingent on the achievement of certain contractual milestones or future revenue performance. This contingent consideration is classified as a liability due to the fact it will be settled in cash or a variable number of shares (or a combination thereof), and the amount of the payment is not dependent upon the fair value of the Company's Common Stock. The fair value of the contingent consideration liability is estimated using a combination of valuation techniques. The primary technique is an option pricing model within a Monte Carlo simulation that determines an average projected payment value across numerous iterations. This technique determines projected payments based on simulated revenues derived from an internal forecast, adjusted for a selected revenue volatility and risk premium based on market data for comparable guideline public companies. The secondary technique is a discounted cash flow model that assumes achievement of the contractual milestones, resulting in payment of the full deferred amount. In both techniques, the projected payments are then discounted back to the valuation date at the Company's cost of debt using a term commensurate with the contractual payment dates.
The contingent consideration liability will be measured at fair value on a recurring basis until the contingency is resolved. Changes in the estimated fair value of the contingent consideration liability will be reflected in operating income or expense in the Consolidated Statements of Operations and Comprehensive Loss, and could have a material impact on our operating results.
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
During the third quarter of 2021, the Company completed its implementation of a new cloud-based Enterprise Resource Planning ("ERP") system. The Company capitalized $6.8 million of eligible implementation costs in connection with its development and testing of the ERP system. These capitalized implementation costs are classified within other non-current assets in the Consolidated Balance Sheets. As of December 31, 2021, 2020 and 2019, capitalized implementation costs, net of accumulated amortization, were $6.4 million, $3.2 million, and $1.0 million, respectively.
The Company determined the expected period of benefit of the capitalized implementation costs was five years. Amortization costs are classified within general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company recorded $0.7 million of amortization expense for the year ended December 31, 2021.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase consideration over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. The valuation of intangible assets and goodwill involves the use of management's estimates and assumptions and can have a significant impact on future operating results. The Company initially records its intangible assets at fair value. Definite-lived intangible assets are amortized over their estimated useful lives while goodwill is not amortized but is evaluated for impairment at least annually, as of October 1, by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit.
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
The Company monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term growth projections, profitability, discount rates, volatility in the Company's market capitalization, general industry, and market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a material non-cash impairment charge.
The Company completed its annual assessment on October 1, 2021, and there was no impairment of goodwill at the assessment date.
No goodwill impairment charges were recognized during the years ended December 31, 2021 and 2020.
The Company performed an interim analysis as of June 30, 2019, and determined that goodwill was then impaired. Refer to Footnote 10, Goodwill and Intangible Assets for further information. The Company completed its annual assessment on October 1, 2019, and there was no additional impairment of goodwill at the assessment date.

Intangible assets with finite lives are generally amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies and technology	2 to 7
Acquired software	3
Customer relationships	3 to 7
Intellectual property	2 to 13
Panel	1 to 7
Trade Names	2 to 6
Other	6 to 8
The Company evaluates its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset group to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group's carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis.
The Company performed an interim analysis as of June 30, 2019, as events or changes in circumstances indicated the carrying value of certain intangible assets may not be recoverable, and determined that the Company's strategic alliance (the "strategic alliance") with WPP plc and its affiliates ("WPP") was impaired. Refer to Footnote 10, Goodwill and Intangible Assets for further information.
Although the Company believes that the carrying values of its goodwill and definite-lived intangible assets are appropriately stated as of December 31, 2021, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
Recoverability of Other Long-Lived Assets
The Company's other long-lived assets consist primarily of property and equipment and right-of-use ("ROU") assets. The Company evaluates its ROU and long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. For facility lease ROU and related long-lived assets, the Company compares the estimated undiscounted cash flows generated by a sublease to the current carrying value of the ROU and related long-lived assets. The Company treats operating lease ROU assets as financing transactions, thereby excluding the operating lease liability and related lease payments from the head lease, for purposes of testing recoverability. If the undiscounted cash flows are less than the carrying value of the ROU and related long-lived assets, the Company records an impairment loss equal to the excess of the ROU and long-lived assets' carrying value over their fair value.
The Company performed an interim analysis as of March 31, 2020, as changes in market conditions indicated the carrying value of certain facility lease ROU and other long-lived assets may not be recoverable, and determined that certain ROU assets, and related leasehold improvements, were impaired. The Company recorded a $4.7 million non-cash impairment charge related to its ROU assets and related leasehold improvements. The impairment charge was driven by changes in the Company's projected undiscounted cash flows for certain properties, primarily as a result of changes in the real estate market related to the COVID-19 pandemic, that led to an increase in the estimated marketing time, and a reduction of expected receipts, for properties on the market for sublease. The fair value of these ROU assets, and related leasehold improvements, was estimated using an income approach and a discount rate of 12.0%.
Although the Company believes that the carrying values of its other long-lived assets are appropriately stated as of December 31, 2021, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
Warrants Liability
In 2019, the Company issued warrants to CVI in connection with the private placement described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. The warrants were determined to be freestanding financial instruments that qualify for liability treatment as a result of net cash settlement features associated with a cap on the issuance of shares, under certain circumstances, or upon a change of control. Changes in the fair value of these instruments are recorded in other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Loss.
The fair value of each warrant is estimated utilizing an option pricing model supplemented with a Monte Carlo simulation in periods with multiple warrants outstanding where certain features resulted in additional valuation complexity. Significant valuation inputs include the price and expected volatility of the Company's Common Stock, cost of debt, risk-free rate, remaining term of the warrants, and probability of change of control. In situations where a change of control was assumed, the fair values of the warrants are based on estimated cash payments at each payment date discounted back to the valuation date using the cost of debt.

Leases
The Company's lease portfolio is comprised of two major classes. Real estate leases, which are the majority of the Company's leased assets, are accounted for as operating leases. Computer equipment leases are generally accounted for as finance leases.
The Company determines if an arrangement is or contains a lease at inception and whether the lease should be classified as an operating or finance lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Operating ROU assets also include the impact of any lease incentives. An ROU asset and lease liability are not recorded for short-term leases with an initial term of 12 months of less.
The Company has elected to combine lease and non-lease payments and account for them together as a single lease component, which increases the carrying amount of the ROU assets and lease liabilities. Non-lease components primarily include payments for common-area maintenance, utilities and other pass-through charges.
The Company uses its incremental borrowing rate to determine the present value of the future lease payments. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located.
The Company's lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company considers contractual-based factors such as the nature and terms of the renewal or termination, asset-based factors such as physical location of the asset and entity-based factors such as the importance of the leased asset to the Company's operations to determine the lease term. The Company generally uses the non-cancelable lease term when measuring its ROU assets and lease liabilities.
Payments under the Company's lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and excluded from the measurement of ROU assets and lease liabilities. These payment amounts are affected by changes in market indices and costs for common-area maintenance, utilities and other pass-through charges that are based on usage or performance.
Operating leases are included in operating ROU assets, current operating lease liability, and non-current operating lease liability in the Consolidated Balance Sheets. The Company recognizes lease expense (excluding variable lease costs) for its operating leases on a straight-line basis over the term of the lease. Finance lease assets are included in property and equipment, net; current finance lease liabilities are aggregated into other current liabilities; and non-current finance lease obligations are aggregated in other non-current liabilities in the Consolidated Balance Sheets.
Income from subleased properties is recognized and presented as a reduction of costs, allocated among operating expense line items, in the Consolidated Statements of Operations and Comprehensive Loss.
Foreign Currency
Generally, the functional currency of the Company's foreign subsidiaries is the local currency. In those cases where the transaction is not denominated in the functional currency, the Company revalues the transaction to the functional currency and records the translation gain or loss in the Company's Statements of Operations and Comprehensive Loss. Assets and liabilities are translated at the current exchange rate as of the end of the year, and revenues and expenses are translated at average exchange rates in effect during the year. The gain or loss resulting from the process of translating a foreign subsidiary's functional currency financial statements into U.S. Dollars ("USD") is reflected as foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive loss. The translation adjustment for intercompany foreign currency loans that are permanent in nature are also recorded as accumulated other comprehensive loss. Translation adjustments on intercompany accounts that are short term in nature are recorded as gain (loss) from foreign currency transactions. For foreign entities where USD is the functional currency, re-measurement of gains and losses related to deferred tax assets and liabilities are reflected in income tax provision in the Consolidated Statements of Operations and Comprehensive Loss.
Revenue Recognition
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
Once the Company identifies the performance obligations, the Company will determine the transaction price based on contractually fixed amounts and an estimate of variable consideration. In general, the transaction price is determined by estimating the fixed amount of consideration to which the Company is entitled for transfer of goods and services and all relevant sources and components of variable consideration. Variable consideration is estimated based on the most likely amount or expected value approach, depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Once the Company elects one of the methods to estimate variable consideration for a particular type of performance obligation, the Company will apply that method consistently. Estimates of variable consideration are subject to constraint based on expected recovery from the customer. Sales taxes remitted to government authorities are excluded from the transaction price.
The Company allocates the transaction price to each performance obligation based on relative SSP. Judgment is exercised to determine the SSP of each distinct performance obligation. In most cases, the Company bundles multiple products and very few are sold on a standalone basis. The Company primarily applies an adjusted market assessment approach for the determination of the SSP, which is supported by rate cards and pricing calculators that are periodically reviewed and updated to reflect the latest sales data and observable inputs by industry, channel, geography, customer size, and other relevant groupings.
The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring promised goods or services to a customer. Customers may obtain the control of promised goods or services over time or at a point in time. Subscription-based revenues, and other products delivered continuously through a user interface, are recognized on a straight-line basis over an access period that can range from three months to five years. Revenues for impression-based products are typically recognized over time, on a time-elapsed basis, as the customer is continuously consuming and receiving the benefits of campaign measurement, or an output method, such as volume of impressions processed during a discrete period. Report-based revenues are recognized at a point in time, which is generally once the product has been delivered to the customer. The Company also considers whether there is a present right to payment, and whether the customer has accepted the product if such acceptance provisions are substantive.
Customers may have the right to cancel their contracts by providing a written notice of cancellation, although most subscription-based contracts are non-cancelable. If a customer cancels its contract, the customer is generally not entitled to a refund for prior services. In the event a portion of a contract is refundable, revenue recognition is delayed until the refund provision lapses. For multi-year contracts with annual price increases, the total consideration for each of the years included in the contract term will be combined and recognized on a straight-line basis.
For transactions that involve third parties, the Company evaluates whether it is the principal, in which case it recognizes revenue on a gross basis. If the Company is an agent, it recognizes revenue on a net basis. This determination can require significant judgment for certain revenue share arrangements that involve the use of partner data in the Company's sales to end users or the use of its data in partner sales to end users. In these arrangements, the Company assesses which party controls the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.
The Company enters into a limited number of monetary contracts with multichannel video programming distributors ("MVPDs") that involve both the purchase and sale of services with a single counterparty. Each contract is assessed to determine if the revenue and expense should be presented gross or net. In some instances, the Company may provide free distinct goods or services as a form of non-cash consideration to the counterparty. Revenue is recognized for these contracts to the extent SSP is established for distinct services provided. Any excess consideration above the established SSP of services is presented as a reduction to cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of non-cash consideration included in revenues during the years ended December 31, 2021 and 2020 totaled $4.0 million and $0.9 million, respectively. The fair value of non-cash consideration included in cost of revenues during the years ended December 31, 2021 and 2020 totaled $3.9 million and $1.6 million, respectively. No non-cash consideration was included in revenues or cost of revenues during the year ended December 31, 2019.
Contract Balances
Accounts receivable are billed and unbilled amounts where the right to payment from the customer is unconditional but for the passage of time. Contract assets represent amounts where the right to payment in exchange for goods or services transferred is conditioned on future events, such as the entity's continued performance. The portion of contract assets to be billed in the succeeding twelve-month period are included in prepaid expenses and other current assets, and the remaining amounts are included in other assets within the Consolidated Balance Sheets.
Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, under non-cancelable contracts for which exchange of goods or services will occur in the future. Customer advances relate to amounts billed in advance, or advance considerations received from customers, for contracts with termination rights for which exchange of goods or services will occur in the future. The portion of contract liabilities and customer advances to be recognized in the succeeding twelve-month period are presented separately within current liabilities, and the remaining amounts are included in other non-current liabilities within the Consolidated Balance Sheets.
Remaining Performance Obligations
The Company elected an optional exemption to not disclose information about the amount of the transaction price allocated to remaining performance obligations for contracts that have an original expected duration of one year or less. The amount disclosed for remaining performance obligations also excludes variable consideration from unsatisfied performance obligations within a series where revenue is recognized using an output method, such as volume of impressions processed.
Costs to Fulfill a Contract
Certain costs to fulfill are capitalized for contracts where the transfer of goods and services will occur in the future. Typically, these capitalized costs are incurred during a setup period prior to transferring control of the good or service over time. These costs include dedicated employees, subcontractors, and other third-party costs. Capitalized costs are assessed for recoverability at each reporting period. These costs are included in cost of revenues and are recognized in the same manner as the corresponding performance obligation. For the years ended December 31, 2021, 2020 and 2019, amortized and expensed contract costs were $2.7 million, $1.4 million and $1.9 million, respectively.
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
Other (Expense) Income, Net
Other (expense) income, net represents income and expenses incurred that are generally not recurring in nature or are not part of the Company's normal operations. The following is a summary of the significant components of other (expense) income, net:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Change in fair value of financing derivatives	$1,800	$10,287	$5,100
Change in fair value of warrants liability	(7,689)	4,894	(2,411)
Change in fair value of investment in equity securities	—	—	(2,324)
Other	111	(627)	1,289
Total other (expense) income, net	$(5,778)	$14,554	$1,654
Debt Issuance Costs
The Company reflects debt issuance costs in the Consolidated Balance Sheets as a direct deduction from the gross amount of debt, consistent with the presentation of a debt discount. Debt issuance costs are amortized to interest expense, net over the term of the underlying debt instrument, utilizing the effective interest method.
Stock-Based Compensation
The Company estimates the fair value of stock-based awards on their grant date. The fair value of stock options with only service conditions is determined using the Black-Scholes option pricing model. The fair value of restricted stock units ("RSUs") is based on the closing price of the Company's Common Stock on the grant date. The Company amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The determination of the fair value of the Company's stock option awards is based on a variety of factors, including, but not limited to, the Company's Common Stock price, risk-free rate, expected stock price volatility over the expected life of awards, and the expected term of the option.
The Company issues stock options with a vesting period based solely upon the passage of time (service vesting). To determine the expected term of the option the Company applies the simplified method for plain-vanilla options due to the lack of significant historical exercise experience. For non-employee options that do not qualify as plain-vanilla the Company has elected to apply the contractual term of the award.
The Company issues RSU awards with a vesting period based solely upon the passage of time (service vesting), achieving performance targets, fulfillment of market conditions, or a combination thereof. For those RSU awards with only service vesting, the Company recognizes compensation cost on a straight-line basis over the service period. For awards with both service and performance conditions, the Company starts recognizing compensation cost over the remaining service period when it is probable the performance conditions will be met. Stock awards that contain performance vesting conditions are excluded from diluted earnings per share ("EPS") computations until the contingency is met as of the end of that reporting period.
For awards with both service and market conditions, the Company recognizes compensation cost over the remaining service period, with the effect of the market condition reflected in the determination of the award's fair value at the grant date. The Company values awards with market conditions using certain valuation techniques, such as a lattice model or Monte Carlo simulation analysis. The Company determines the requisite service period based on the longer of the explicit service period and the derived service period. Stock awards that contain market vesting conditions are included in the computations of diluted EPS reflecting the number of shares that would be issued based on the current market price at the end of the period being reported on, if their effect is dilutive.
Under the Company's annual incentive compensation plan, the Company may grant immediately vested RSUs to certain employees. For these awards, stock-based compensation expense is accrued commencing at the service inception date, which generally precedes the grant date, through the end of the requisite service period.
The Company estimates forfeitures for stock-based awards at their grant date based on historical experience. The estimated forfeiture rate as of December 31, 2021, 2020 and 2019 was 10.0% for non-executive awards. Awards granted to senior executives have an estimated forfeiture rate of zero. The Company performs a review of its forfeiture rate assumption on a quarterly basis. Changes in the estimates and assumptions relating to forfeitures and subsequent grants may result in material changes to stock-based compensation expense in the future.
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
In December 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the "TCJA") was signed into law. The Company determined the effects of certain provisions, including but not limited to: a reduction in the corporate tax rate from 35% to 21%, a limitation of the deductibility of certain officers' compensation, a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of net operating losses generated after 2018 to 80% of taxable income, an incremental tax (base erosion anti-abuse or "BEAT") on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries' tangible assets (global intangible low-taxed income or "GILTI"). As part of its GILTI review, the Company has determined that it will account for GILTI income as it is generated (i.e., treat it as a period expense). Given the Company's loss position in the U.S. and the valuation allowance recorded against its U.S. net deferred tax assets, these provisions have not had a material impact on the Company's consolidated financial statements.

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
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Years Ended December 31,
	2021 (1)	2020	2019
Preferred stock	66,926,499	—	—
Warrants	5,457,026	6,306,964	3,795,761
Stock options, restricted stock units and deferred stock units	5,073,980	3,898,327	2,127,616
Senior secured convertible notes	1,232,483	6,519,655	6,519,655
Total	78,689,988	16,724,946	12,443,032
(1) A contingent consideration liability was recognized as part of the acquisition described in Footnote 3, Business Combination. The liability payments may be settled in any combination of cash or shares of Common Stock based on the volume-weighted average trading price of the Common Stock for the ten trading days prior to the date of each payment. Settlement of this liability in Common Stock could potentially dilute basic earnings per share in future periods. The Company calculated a potential anti-dilutive share count based on the maximum potential payments of $8.6 million and the $3.34 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on December 31, 2021. The impact was determined to be negligible for 2021 based on the period the liability was outstanding.
For the year ended December 31, 2021, dividends to holders of the Preferred Stock, including those both paid and accrued, totaled $12.6 million. These dividends have been included in calculating the total loss available to common stockholders used in the calculation of basic and diluted loss per share.
Other Accounting Standards Recently Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes primarily by eliminating certain exemptions. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and to delay adoption of the additional disclosures until their effective date. The Company adopted the new standard effective January 1, 2021, which had no impact on the Consolidated Financial Statements or related disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), which addresses the accounting for contract assets and liabilities from revenue contracts with customers in a business combination. The amendments require acquiring entities to apply Accounting Standards Codification ("ASC") 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. An entity is permitted to early adopt. The Company adopted the new standard effective January 1, 2021, which did not have a material impact on the Consolidated Financial Statements or related disclosures.
3.Business Combination
On December 16, 2021, the Company and two newly formed, wholly owned subsidiaries of the Company entered into the Merger Agreement (the "Merger") with Shareablee. Total consideration payable to the former holders of Shareablee's capital stock and warrant, and certain underlying equity awards that were assumed by the Company, totaled 9,128,964 shares of Common Stock. This included 7,945,519 shares of Common Stock that were issuable at closing, 1,062,085 shares of Common Stock issuable pursuant to replacement stock options and restricted stock unit awards, and 121,360 shares of Common Stock subject to holdback pending final working capital adjustments. In addition, certain holders of Shareablee's capital stock, warrant and equity awards may also receive up to an aggregate of $8.6 million of contingent consideration over three years after the closing, subject to the satisfaction of certain conditions set forth in the Merger Agreement. The contingent consideration is payable in any combination of cash and Common Stock, with any issuance of Common Stock to be based on the volume-weighted average trading price of the Common Stock for the ten full trading days ending on, and including the last business day prior to, the applicable date of the release of the contingent payment. The amount of contingent consideration is based on the achievement of certain contractual milestones or a revenue target. Lastly, the Merger Agreement required a portion of cash held in escrow at closing to be paid to the former holders of Shareablee securities.
Itzhak Fisher, a member of the Company's Board of Directors ("Board"), is a former director, stockholder and equity award holder of Shareablee. The fair value of Mr. Fisher's issuable Common Stock and replacement stock options totaled $0.7 million at closing, of which $0.4 million was recognized immediately as stock-based compensation expense and $0.3 million was classified as purchase consideration. Mr. Fisher is also eligible to earn up to an additional $0.3 million in contingent consideration subject to the performance criteria described above.
The total consideration paid or payable by the Company related to the Merger was $31.4 million. A summary of the consideration is as follows:

(In thousands)	Fair Value
Common Stock (1)	$25,329
Contingent consideration (2)	5,600
Replacement stock options and restricted stock unit awards	260
Escrow payable to former stockholders	184
Total purchase consideration	$31,373
(1) Calculated based on 7,945,519 shares of Common Stock issued upon closing, an estimated 121,360 shares of Common Stock to be issued upon completion of a final working capital assessment, and the $3.14 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on December 16, 2021.
(2) Refer to Footnote 2, Summary of Significant Accounting Policies for additional information on the selected valuation technique, and Footnote 7, Fair Value Measurements for inputs in deriving the fair value as of December 16, 2021. The Company concluded any change in fair value between December 16, 2021 and December 31, 2021 was negligible.
A summary of the total purchase consideration for Shareablee that was allocated to the acquired assets and liabilities based on their fair value as of the date of the Merger is as follows:

(In thousands)	December 16, 2021
Net working capital	$(2,212)
Property and equipment, net	4,578
Deferred tax liabilities	(2,817)
Other assets and liabilities	(22)
Definite-lived intangible assets	12,644
Goodwill	19,202
Total purchase consideration	$31,373
The goodwill and intangible assets recorded as a result of the Merger are not deductible for income tax purposes. The goodwill includes the value of the Shareablee acquired workforce, the expected cost synergies to be realized by the Company following the Merger, the opportunity to combine the Company's digital information with Shareablee's social data and insights to enhance the Company's syndicated product offerings, and the opportunity to sell Shareablee products to the Company's customer base.
The following table outlines the fair value of the definite-lived intangible assets and the useful life for each type of intangible asset acquired. The intangible assets are amortized using a straight-line method over the respective useful life of the intangible asset.

(In thousands)	Useful Lives (Years)	Fair Value
Customer relationships (1)	5	$6,600
Acquired methodologies and technology (1) (2)	5	6,044
Total definite-lived intangible assets		$12,644
(1) The fair values of these assets are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements. Refer to Footnote 2, Summary of Significant Accounting Policies for additional information on the selected valuation techniques.
(2) The acquisition-date fair value of acquired methodologies and technology was $10.6 million. The $6.0 million recognized within intangible assets, net reflects the incremental fair value adjustment to $4.6 million of capitalized internal-use software costs recorded at net book value within property and equipment, net as of December 16, 2021.
The primary assets acquired were the developed methodologies and technology, which include a proprietary taxonomy and analytics platform that processes and repackages information on social media data consumption across four large social media platforms.
The Company incurred professional fees directly attributable to the Merger, primarily consisting of legal fees totaling $0.5 million during 2021. These fees are reflected in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
The financial results of Shareablee were included in the Company's Consolidated Financial Statements from the date of the Merger, December 16, 2021. For the year ended December 31, 2021, Shareablee contributed revenues of $0.4 million and loss before income tax provision of $1.4 million. The loss includes $1.5 million in stock-based compensation recognized immediately following the closing date pertaining to replacement stock options and restricted stock unit awards issued to Shareablee equity award holders.
Pro forma results of operations for the Merger have not been presented because they are not material to the Company's consolidated results of operations.

4.Revenue Recognition
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

	Years Ended December 31,
(In thousands)	2021	2020	2019
By solution group:
Ratings and Planning (1)	$255,073	$253,652	$271,623
Analytics and Optimization (1)	81,306	69,080	74,725
Movies Reporting and Analytics	30,634	33,304	42,297
Total	$367,013	$356,036	$388,645
By geographical market:
United States	$321,891	$310,717	$336,087
Europe	26,250	27,447	30,619
Latin America	6,952	6,275	10,326
Canada	7,630	7,046	7,046
Other	4,290	4,551	4,567
Total	$367,013	$356,036	$388,645
By timing of revenue recognition:
Products and services transferred over time	$288,439	$278,638	$295,609
Products and services transferred at a point in time	78,574	77,398	93,036
Total	$367,013	$356,036	$388,645
(1) In the second quarter of 2020, the Company began classifying revenue from certain new and extended custom agreements for services that utilize its syndicated data set, previously classified under Analytics and Optimization, as Ratings and Planning. The impact was not material to either solution group.
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of December 31,
(In thousands)	2021	2020
Accounts receivable, net	$72,059	$69,379
Current and non-current contract assets	4,875	4,037
Current contract liabilities	54,011	58,529
Current customer advances	11,613	12,477
Non-current contract liabilities	1,262	4,156
Current and non-current contract assets as of December 31, 2021 increased from the prior year due primarily to up-front recognition of revenue pertaining to license fees in connection with a multi-year agreement that will be billed over the contract term. Non-current contract liabilities as of December 31, 2021 decreased from the prior year as revenue was recognized on a multi-year contract that had a large upfront payment received in 2020.
Significant changes in the current contract liabilities balances are as follows:

	Years Ended December 31,
(In thousands)	2021	2020
Revenue recognized that was included in the opening contract liabilities balance	$(52,232)	$(53,226)
Cash received or amounts billed in advance and not recognized as revenue	48,864	50,836
Current contract liabilities as of December 31, 2021 included $2.5 million in contract balances recognized as part of the closing of the acquisition described in Footnote 3, Business Combination.
Remaining Performance Obligations
As of December 31, 2021, approximately $210 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) under long-term contracts. The Company expects to recognize revenue on approximately 50% of these remaining performance obligations in 2022, and approximately 25% in 2023, with the remainder recognized thereafter.

5.Convertible Redeemable Preferred Stock and Stockholders' Equity
2021 Issuance of Preferred Stock
On March 10, 2021 (the "Closing Date"), the Company entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine") (the "Securities Purchase Agreements"). The issuance of securities pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021. At the closing of the Transactions, the Company issued and sold (a) to Charter, 27,509,203 shares of Preferred Stock in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Preferred Stock in exchange for $68.0 million. The shares were issued at a par value of $0.001. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs.
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
Conversion Provisions
The Preferred Stock is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion rate is calculated as the product of (i) the conversion factor and (ii) the quotient of (A) the sum of the initial purchase price and accrued dividends with respect to each share of Preferred Stock divided by (B) the initial purchase price. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. As of December 31, 2021, each share of Preferred Stock was convertible into 1.038542 shares of Common Stock.
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
As of December 31, 2021, no shares of Preferred Stock have been converted into Common Stock.
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
Dividend Rights
The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears (on June 30 of each year) and subject to increase under certain specified circumstances. The annual dividend accrues on a daily basis from and including the issuance date of such shares, whether or not declared. In the event the annual dividends are not paid in cash on the annual payment date, the dividends otherwise payable on such date shall continue to accrue and cumulate at a rate of 9.5% per annum, until such failure is cured.
In addition, after January 1, 2022, the holders of Preferred Stock are entitled to request, and the Company will take all actions reasonably necessary to pay, a one-time dividend ("Special Dividend") equal to the highest dividend that the Company's Board determines can be paid at the applicable time (or a lesser amount agreed upon by the holders), subject to additional conditions and limitations set forth in a Stockholders Agreement entered into by the Company and the holders on the Closing Date (the "Stockholders Agreement"). As set forth in the Stockholders Agreement, the Company may be obligated to obtain debt financing in order to effectuate the Special Dividend.

On June 30, 2021, in accordance with the Certificate of Designations of the Preferred Stock, the Company paid cash dividends totaling $4.8 million to the holders of the Preferred Stock, representing dividends accrued for the period from the Closing Date through June 29, 2021. The next scheduled dividend payment date for the Preferred Stock is June 30, 2022. For the year ended December 31, 2021, dividends to holders of the Preferred Stock, including those both paid and accrued, totaled $12.6 million.
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
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares at a purchase price equal to the initial purchase price, increased by accrued dividends. The change of control put option was determined to be a derivative liability under ASC 815, Derivatives and Hedging. As of December 31, 2021, the probability of a change of control was determined to be remote, and the fair value of the change of control derivative was determined to be negligible. To the extent the holders of the Preferred Stock do not exercise the put option in a covered change of control, the Company has the right to redeem the remaining Preferred Stock at a redemption price equal to the initial purchase price, increased by accrued dividends.
As described above, the Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Consolidated Balance Sheets.
2019 Issuance and Sale of Common Stock and Warrants
On June 23, 2019, the Company entered into a Securities Purchase Agreement with CVI Investments, Inc. ("CVI"), pursuant to which CVI agreed to purchase (i) 2,728,513 shares of Common Stock (the "Initial Shares"), at a price of $7.33 per share and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants, for aggregate gross proceeds of $20.0 million (the "Private Placement"). The Private Placement closed on June 26, 2019 (the "CVI Closing Date"). The Series B-1 Warrants and Series B-2 Warrants expired during 2020.
The Series C Warrants were exercised on October 10, 2019. As a result of this exercise, the Company issued 2,728,513 shares of Common Stock to CVI on October 14, 2019. In addition, the number of shares issuable under the Series A Warrants was increased by 2,728,513.
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
The estimated fair value of the warrants as of December 31, 2021 was $10.5 million. Refer to Footnote 7, Fair Value Measurements, for further information.
2013 Stock Option/Issuance Plan
On December 16, 2021, the Company assumed certain equity awards outstanding under the Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan") in connection with the acquisition of Shareablee described in Footnote 3, Business Combination. Under the 2013 Plan, as amended and restated, the Company may grant to certain eligible participants option rights and restricted stock units up to 4,500,000 shares of Shareablee common stock. These shares are converted into shares of the Company's Common Stock at a conversion rate of one Shareablee share to 0.330437 shares of the Company. The aggregate number of shares of Common Stock available will be reduced by one share of Common Stock for every one share of Common Stock subject to an award granted under the 2013 Plan. If any award granted under the 2013

Plan (in whole or in part) is cancelled or forfeited, expires, is unvested and repurchased in cash, or otherwise unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, or repurchase in cash, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to such award. The Company registered the securities issuable under the 2013 Plan with the SEC on December 23, 2021. The maximum number of shares of the Company's Common Stock available for future issuance under the 2013 Plan as of December 31, 2021 (excluding outstanding awards) is 167,750.
2018 Equity and Incentive Compensation Plan
The Company's stockholders approved the 2018 Equity and Incentive Compensation Plan (the "2018 Plan") at the Company's 2018 Annual Meeting and approved an amendment and restatement of the 2018 Plan at the Company's 2020 Annual Meeting. Under the 2018 Plan, as amended and restated, the Company may grant option rights, appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units up to 20,250,000 shares of Common Stock. The aggregate number of shares of Common Stock available will be reduced by: (i) one share of Common Stock for every one share of Common Stock subject to an award of option rights or appreciation rights granted under the 2018 Plan and (ii) two shares of Common Stock for every one share of Common Stock subject to an award other than option rights or appreciation rights granted under the 2018 Plan. If any award granted under the 2018 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to awards of option rights or appreciation rights and two shares of Common Stock for every one share of Common Stock subject to awards other than of option rights or appreciation rights. The Company registered the securities under the 2018 Plan with the SEC effective June 1, 2018. The maximum number of shares available for future issuance under the 2018 Plan as of December 31, 2021 (excluding outstanding awards) is 3,063,191.
Stock Options
The Company's Compensation Committee approved and awarded 50,000 and 925,000 options for the years ended December 31, 2020 and 2019, respectively, under the 2018 Plan to employees and consultants. No options were approved and awarded for the year ended December 31, 2021 under the 2018 Plan.
On December 16, 2021, the Company assumed all outstanding stock options to purchase shares of Shareablee common stock as part of the Merger. Each assumed Shareablee stock option was converted into 0.330437 stock options of the Company, rounded up to the nearest whole option, resulting in 1,006,383 stock options of the Company. The as-converted exercise price per share for assumed Shareablee stock options is equal to the original exercise price per share of the Shareablee options divided by 0.330437, with such quotient rounded up to the nearest whole cent. Each assumed Shareablee stock option is otherwise subject to the same terms and conditions (including vesting and exercisability) as were applicable under the respective Shareablee stock option immediately prior to the Merger.
The fair values of options at the date of grant, or when assumed by the Company, were estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	Years Ended December 31,
	2021	2020	2019
Dividend yield (1)	0.0%	0.0%	0.0%
Expected volatility (2)	33.2% - 72.4%	57.0%	44.5% - 52.9%
Risk-free interest rate (3)	0.1% - 1.4%	1.0%	1.3% - 2.7%
Expected life of options (in years) (4)	0.25 - 9.81	6.00	5.21 - 10.00
(1) The Company has never declared or paid a cash dividend on its Common Stock and has no plans to pay cash dividends on Common Stock in the foreseeable future.
(2) Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company considered the historical volatility of its stock price over a term similar to the expected life of the options in determining expected volatility.
(3) The Company used rates on the grant date of zero-coupon government bonds with maturities over periods covering the term of the awards, converted to continuously compounded forward rates.
(4) This is the period of time that the options granted are expected to remain outstanding. Options under the Company's plans generally have a contractual term of 10 years and generally must be exercised within 30 to 90 days following termination of service.

A summary of options granted, exercised, forfeited and expired during the years ended December 31, 2021, 2020 and 2019 is included below:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2018	1,045,913	$17.89
Options granted	925,000	5.64
Options exercised	(68,259)	17.44
Options forfeited	(363,687)	15.15
Options outstanding as of December 31, 2019	1,538,967	$11.27
Options granted	50,000	3.67
Options exercised	(75,000)	1.89
Options forfeited	(60,000)	5.38
Options expired	(456,775)	15.92
Options outstanding as of December 31, 2020	997,192	$9.82
Options assumed (1)	988,869	1.17
Options expired	(203,006)	14.83
Options outstanding as of December 31, 2021	1,783,055	$4.45
Options exercisable as of December 31, 2021	778,790	$7.29
(1) Excludes 17,514 stock options which will be settled in cash in lieu of the issuance of Common Stock of the Company.
The following table summarizes information about options outstanding, and exercisable, as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.57 - $1.45	981,267	$1.14	7.01	226,272	$1.31	6.07
$3.21 - $5.38	457,602	3.75	7.94	283,332	3.75	7.90
$10.35 - $17.55	324,761	14.11	3.57	249,761	15.23	2.42
$20.11	13,368	20.11	1.62	13,368	20.11	1.62
$40.80	6,057	40.80	2.62	6,057	40.80	2.62
	1,783,055	$4.45	6.57	778,790	$7.29	5.46
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company's Common Stock as of the close of the exercise date. The aggregate intrinsic value for options exercised was zero, $0.1 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The aggregate intrinsic value for all options exercisable was $0.5 million, zero and $0.2 million under the Company's stock plans as of December 31, 2021, 2020 and 2019, respectively. The aggregate intrinsic value for all options outstanding was $2.2 million, zero and $0.9 million under the Company's stock plans as of December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, the total unrecognized compensation expense related to outstanding, but not yet exercisable, options is $1.2 million, which the Company expects to recognize over a weighted-average vesting period of approximately 2.1 years.
Stock Awards
The Company's outstanding stock awards are comprised of RSUs, including time-based, performance-based and market-based RSUs.
During 2021, the Company's Compensation Committee (or Board of Directors, as applicable) approved and awarded 2,464,694 time-based RSUs (of which 1,413,290 RSUs related to the settlement of an accrued 2020 annual incentive plan liability and vested immediately) and 2,127,920 performance-based RSUs under the 2018 Plan to employees and directors of the Company. The performance-based RSUs pertained to awards approved by our Board of Directors as part of the Transactions on January 7, 2021, which awards included the closing of the Transactions as an implied performance condition. Of these performance-based RSUs, 772,686 vested immediately upon the closing of the Transactions. The remaining performance-based RSUs generally vest after one to three years contingent on continued service.
On December 16, 2021, the Company assumed all outstanding RSUs representing the right to receive shares of Shareablee common stock as part of the Merger. Each assumed Shareablee RSU was converted into 0.330437 RSUs of the Company, resulting in 55,702 RSUs of the Company. Each assumed Shareablee RSU is otherwise subject to the same terms and conditions (including as to vesting and issuance) as were applicable under the respective Shareablee RSU immediately prior to the Merger.
During 2020, the Company's Compensation Committee approved and awarded 634,570 time-based RSUs (of which 610,590 RSUs related to the settlement of an accrued 2019 annual incentive plan liability and vested immediately).

During 2019, the Company's Compensation Committee approved and awarded 1,603,866 time-based RSUs (of which 206,108 RSUs related to the settlement of an accrued 2018 annual incentive plan liability) and 975,000 market-based RSUs, which were valued using a Monte Carlo simulation analysis, to employees, directors and consultants of the Company. Of the time-based RSUs, 581,491 vested immediately upon grant. The remaining time-based RSUs generally vest after one to three years contingent on continued service. Market-based awards generally vest over up to ten years based on the achievement of certain stock-price hurdles.
A summary of the stock awards granted, vested and forfeited during the years ended December 31, 2021, 2020 and 2019 is presented as follows. RSU awards with undelivered shares are classified as unvested until the date of delivery of the shares.

Unvested Stock Awards	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2018	1,466,135	$22.62
Granted	2,578,866	7.56
Vested	(854,998)	23.96
Forfeited	(529,767)	18.47
Unvested as of December 31, 2019	2,660,236	$8.42
Granted	634,570	3.66
Vested	(1,363,152)	7.22
Forfeited	(106,417)	20.02
Unvested as of December 31, 2020	1,825,237	$6.99
Granted	4,592,614	3.13
Assumed	55,702	3.14
Vested	(2,362,963)	4.68
Forfeited	(80,347)	13.53
Unvested as of December 31, 2021	4,030,243	$3.76
The aggregate intrinsic value for all unvested RSUs outstanding was $13.5 million, $4.5 million, and $12.1 million as of December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, total unrecognized compensation expense related to unvested RSUs was $5.4 million, which the Company expects to recognize over a weighted-average vesting period of approximately 3.4 years.
6.Debt
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
Interest on the Notes was payable on a quarterly basis in arrears, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock ("PIK Interest Shares"). On January 25, 2021, the Company paid quarterly accrued interest of $6.1 million through the issuance of 2,802,454 PIK Interest Shares. The interest paid was classified within other non-current liabilities in the Consolidated Balance Sheets as of December 31, 2020.
In connection with the Transactions described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, the Company used cash proceeds of $204.0 million from the issuance of shares of its Preferred Stock to extinguish the Notes and related financing derivatives on March 10, 2021. The Company also issued 3,150,000 additional shares to Starboard (the "Conversion Shares"), as additional creditor consideration, which were valued at $9.6 million based on the $3.05 closing price of the Company's Common Stock on March 9, 2021. Lastly, the Company paid interest accrued of $4.7 million for the period from January 1, 2021 to March 10, 2021 through the issuance of 1,363,327 PIK Interest Shares.
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
In connection with the Transactions described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, the Company used restricted cash from its balance sheet to extinguish the Secured Term Note and interest make-whole redemption on March 10, 2021, of which $13.0 million and $1.0 million were for principal repayments and settlement of the interest make-whole redemption, respectively.
The Company recorded a loss on extinguishment of the Secured Term Note of $0.3 million for the three months ended March 31, 2021. The loss was due to the write-off of unamortized deferred financing costs. Changes in the fair value of the interest make-whole redemption were recorded to other (expense) income, net and settlement did not impact loss on debt extinguishment.
Revolving Credit Agreement
On May 5, 2021, the Company entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America N.A., as administrative agent (in such capacity, the "Agent"), and the lenders from time-to-time party thereto. The Revolving Credit Agreement has a maturity of three years from the closing date of the agreement.
As of December 31, 2021, the Revolving Credit Agreement provided a borrowing capacity equal to $25.0 million. The Company may also request the issuance of letters of credit under the Revolving Credit Agreement in an aggregate amount up to $5.0 million, which reduces the amount of available borrowings by the amount of such issued and outstanding letters of credit. The amount the Company is able to borrow is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement.
During the year ended December 31, 2021, borrowings under the Revolving Credit Agreement were made at the Eurodollar Rate and bore interest at a rate per annum equal to the Eurodollar Rate (as defined in the Revolving Credit Agreement) plus an applicable rate equal to 2.25%. The Revolving Credit Agreement also provides for an unused commitment fee equal to 0.25% of the unused commitments at such time. To the extent that a payment default exists and is continuing, at the election of the Required Lenders (as defined in the Revolving Credit Agreement), all amounts outstanding under the Revolving Credit Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary breakage costs.
The Revolving Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
As of December 31, 2021, the Revolving Credit Agreement contained the following financial covenants, including the maintenance of certain financial ratios:
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
Additionally, the Revolving Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness, incur additional liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company is in compliance with the covenants under the Revolving Credit Agreement as of December 31, 2021.

As of December 31, 2021, the Company had outstanding borrowings of $16.0 million, and issued and outstanding letters of credit of $3.3 million, under the Revolving Credit Agreement, with remaining borrowing capacity of $5.7 million as of December 31, 2021.
On February 25, 2022, the Company amended the Revolving Credit Agreement to expand its aggregate borrowing capacity to $40.0 million, which increased the Company's remaining borrowing capacity to $20.7 million, and to revise the financial covenants described above. See Footnote 15, Subsequent Events for further discussion of this amendment.
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
In June 2021, the Company extended the sale-leaseback arrangement for an additional 24-month term. The leaseback extension continued to meet the criteria to be accounted for as a financing arrangement. The present value of cash flows after the extension differed by more than 10% from the present value of the remaining cash flows immediately prior to the extension. Therefore, the Company concluded the extension should be accounted for as an extinguishment of the existing financing liability. The fair value of the new financing liability as of June 30, 2021 was $0.9 million, which was estimated using an income approach and a discount rate of 7.5%.
The financing liability is included within other current and other non-current liabilities on the Consolidated Balance Sheet as of December 31, 2021, with $0.4 million classified as current and $0.3 million classified as non-current.
Remaining future cash payments related to the financing liability under the failed sale-leaseback transaction total $0.7 million as of December 31, 2021, and are scheduled to be paid in monthly installments through June 2023.
7.Fair Value Measurements
The Company's financial instruments measured at fair value in its Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	December 31, 2021				December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$2,429	$—	$—	$2,429	$11,928	$—	$—	$11,928

Liabilities (2)
Warrants liability (3)	$—	$—	$10,520	$10,520	$—	$—	$2,831	$2,831
Contingent consideration liability (4)	—	—	5,600	5,600	—	—	—	—
Financing derivatives (5)	—	—	—	—	—	—	11,300	11,300
Interest make-whole derivative (6)	—	—	—	—	—	—	871	871
Total	$—	$—	$16,120	$16,120	$—	$—	$15,002	$15,002
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. Dollar-denominated money market instruments with maturities less than three months.
(2) The fair values of these liabilities are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements.
(3) Warrants liability includes only the Series A warrants as of December 31, 2021 and 2020.
(4) The contingent consideration was recognized as part of the acquisition described in Footnote 3, Business Combination. The current and non-current portions of the contingent consideration are $1.0 million and $4.6 million, respectively, and are classified within other current and non-current liabilities in the Consolidated Balance Sheets.
(5) Financing derivatives include only the interest rate reset derivative as of December 31, 2020. The fair value of the make-whole change of control derivative was estimated to be negligible as of December 31, 2020. Extinguishment of the Notes on March 10, 2021 resulted in derecognition of the interest rate reset and make-whole change of control derivatives.
(6) The interest make-whole derivative is classified within other current liabilities in the Consolidated Balance Sheets. Extinguishment of the Secured Term Note on March 10, 2021 resulted in settlement of the interest make-whole derivative liability.
The Company did not have any transfers between fair value measurement levels during the periods presented. There were no changes to the Company's valuation techniques during the years ended December 31, 2021 or 2020, respectively.

The following tables present the changes in the Company's recurring Level 3 fair value measurements for the warrants liability, contingent consideration, financing derivatives and interest make-whole derivative for the years ended December 31, 2021 and 2020:

(In thousands)	Warrants Liability	Contingent Consideration Liability	Financing Derivatives	Interest Make-whole Derivative
Balance as of December 31, 2019	$7,725	$—	$21,587	$—
Total (gain) loss included in other (expense) income, net (1) (2)	(4,894)	—	(10,287)	871
Balance as of December 31, 2020	2,831	—	11,300	871
Total loss (gain) included in other (expense) income, net (2)	7,689	—	(1,800)	150
Settlement or derecognition upon extinguishment of host debt	—	—	(9,500)	(1,021)
Initial recognition and measurement	—	5,600	—	—
Balance as of December 31, 2021	$10,520	$5,600	$—	$—
(1) Represents $7.5 million gain due to change in fair value of interest rate reset derivative liability, $1.6 million gain due to change in fair value of the make-whole change of control redemption derivative liability and $1.2 million gain due to change in fair value of the qualifying change of control redemption derivative liability. Represents $4.7 million gain due to change in fair value of the Series A Warrants and $0.2 million gain due to change in fair value of the Series B-2 Warrants.
(2) All losses and gains were recorded in other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Loss.
The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed as of December 31, 2021 and 2020 that are measured at fair value on a recurring basis.

	Fair value measurements
	Valuation Technique	Significant Inputs	December 31, 2021	December 31, 2020
Warrants liability	Option pricing	Stock price	$3.34	$2.49
		Exercise price	$2.47	$12.00
		Volatility	85.0%	80.0%
		Term	2.49 years	3.49 years
		Risk-free rate	0.9%	0.2%

Contingent consideration liability	Combination (1)	Product credit	$10.7 million	—
		Revenue volatility	21.0%	—
		Risk premium	8.4%	—
		Term	1.04 years	—
		Cost of debt	4.4%	—
(1) The selected weightings for the option pricing model and discounted cash flow model outcomes were 70.0% and 30.0%, respectively, as of December 31, 2021. Refer to Footnote 2, Summary of Significant Accounting Policies for further information on the valuation technique.
The primary sensitivities in the valuation of the warrants liability are driven by the price and expected volatility of the Company's Common Stock at the valuation date.
The primary sensitivities in the option pricing model are driven by forecasted performance and the selected weighting of the model. The primary sensitivities in the discounted cash flow model are the cost of debt and the selected weighting of the model.
8.Property and Equipment

	As of December 31,
(In thousands)	2021	2020
Computer equipment	$85,847	$96,657
Capitalized internal-use software	55,428	36,489
Leasehold improvements	15,594	15,643
Computer software (including software license arrangements of $1,072 in 2021 and $1,611 in 2020)	8,864	9,306
Finance leases	8,886	5,541
Office equipment, furniture, and other	5,347	4,130
Total property and equipment	179,966	167,766
Less: accumulated depreciation and amortization (including software license arrangements of $1,072 in 2021 and $1,428 in 2020)	(143,515)	(136,793)
Total property and equipment, net	$36,451	$30,973
For the years ended December 31, 2021, 2020, and 2019, depreciation expense was $15.8 million, $14.1 million and $12.8 million, respectively. In addition, amortization expense from finance leases was $2.2 million, $1.7 million and $2.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Of the Company's property and equipment, net, 98% and 97% was located in the United States as of December 31, 2021 and 2020, respectively.
9.Leases
The Company has operating leases for real estate and finance leases for computer equipment and automobiles. These leases have remaining lease terms of one year to six years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. As of December 31, 2021, the weighted average remaining lease term for the Company's finance leases and operating leases was 2.1 years and 5.1 years, respectively. As of December 31, 2021, the weighted average discount rate for the Company's finance leases and operating leases was 11.4% and 11.5%, respectively.
The components of lease cost were as follows:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Finance lease cost
Amortization of right-of-use assets	$2,188	$1,652	$2,413
Interest on lease liabilities	440	501	518
Total finance lease cost	$2,628	$2,153	$2,931

Operating lease cost
Fixed lease cost	$11,212	$12,057	$12,556
Short-term lease cost	336	824	830
Variable lease cost	1,622	1,926	1,986
Sublease income	(2,530)	(2,579)	(1,857)
Total operating lease cost	$10,640	$12,228	$13,515
Lease costs, net of sublease income, are reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Amortization of right-of-use assets
Cost of revenues	$1,617	$1,212	$1,771
Selling and marketing	243	176	258
Research and development	200	175	253
General and administrative	128	89	131
Total amortization of right-of-use assets	$2,188	$1,652	$2,413

Operating lease cost
Cost of revenues	$3,126	$3,532	$3,885
Selling and marketing	3,461	4,009	4,192
Research and development	2,367	2,609	2,595
General and administrative	1,686	2,078	2,843
Total operating lease cost	$10,640	$12,228	$13,515
Maturities of operating and finance lease liabilities as of December 31, 2021 were as follows:

(In thousands)	Operating Leases	Finance Leases
2022	$11,776	$2,539
2023	11,024	1,355
2024	10,059	926
2025	9,570	—
2026	9,656	—
Thereafter	5,628	—
Total lease payments	57,713	4,820
Less: imputed interest	(14,120)	(481)
Total lease liabilities	43,593	4,339
Less: current lease liabilities	(7,538)	(2,307)
Total non-current lease liabilities	$36,055	$2,032

As of December 31, 2021, the Company subleases six real estate properties. Two subleases have a non-cancelable term of less than one year. The remaining four subleases are non-cancelable and have remaining lease terms of two years to six years. None of these subleases contain any options to renew or terminate the sublease agreement. Future expected cash receipts from these subleases as of December 31, 2021 were as follows:

(In thousands)	Sublease Receipts
2022	$2,469
2023	1,521
2024	1,079
2025	808
2026	825
Thereafter	487
Total expected sublease receipts	$7,189
10.Goodwill and Intangible Assets
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
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2019	$416,418
Translation adjustments	1,909
Balance as of December 31, 2020	$418,327
Goodwill recognized from acquisition	19,202
Translation adjustments	(1,818)
Balance as of December 31, 2021	$435,711
Goodwill	659,983
Accumulated impairment	(224,272)
Total	$435,711
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
The carrying values of the Company's definite-lived intangible assets are as follows:

	As of			As of
	December 31, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies and technology	$154,436	$(126,743)	$27,693	$148,403	$(106,771)	$41,632
Customer relationships	46,680	(35,586)	11,094	40,168	(31,170)	8,998
Intellectual property	14,377	(13,219)	1,158	14,379	(12,787)	1,592
Acquired software	9,287	(9,287)	—	9,287	(9,286)	1
Panel	3,134	(3,134)	—	3,139	(3,139)	—
Trade names	753	(753)	—	773	(757)	16
Other	600	(600)	—	600	(499)	101
Total intangible assets	$229,267	$(189,322)	$39,945	$216,749	$(164,409)	$52,340

Amortization expense related to intangible assets was $25.0 million, $27.2 million, and $30.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Of the Company's definite-lived intangible assets, net, substantially all were generated by or located in the United States as of December 31, 2021 and 2020, respectively.
The weighted-average remaining amortization period by major asset class as of December 31, 2021 is as follows:

(In years)
Acquired methodologies and technology	1.9
Customer relationships	3.4
Intellectual property	2.7
The estimated future amortization of intangible assets is as follows:

(In thousands)
2022	$27,096
2023	4,974
2024	2,818
2025	2,529
2026	2,528
Total	$39,945
11.Accrued Expenses

	As of December 31,
(In thousands)	2021	2020
Accrued data costs	$18,116	$19,375
Payroll and payroll-related	16,272	14,653
Professional fees	2,978	4,848
Other	7,898	9,504
Total accrued expenses	$45,264	$48,380
12.Commitments and Contingencies
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
Privacy Class Action Litigation
On September 11, 2017, the Company and a wholly owned subsidiary, Full Circle Studies, Inc. ("Full Circle"), received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts law and the federal Children's Online Privacy Protection Act. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits in applications created or developed by The Walt Disney Company. The letters sought monetary damages, attorneys' fees and damages under Massachusetts law. On June 4, 2018, the plaintiffs filed amended complaints with the U.S. District Court for the Northern District of California adding the Company and Full Circle as defendants in a purported class action (captioned Rushing, et al v. The Walt Disney Company, et al., Case No. 3:17-cv-04419-JD) against Disney, Twitter and other defendants, alleging violations of California's constitutional right to privacy and intrusion upon seclusion law, New York's deceptive trade practices statute, and Massachusetts' deceptive trade practices and right to privacy statutes. The complaints alleged damages in excess of $5.0 million, with any award to be apportioned among the defendants. On February 26, 2020, the Company and Full Circle reached an agreement with the plaintiffs to settle the complaints in full, with no admission of liability, in return for injunctive relief and payment of the plaintiffs' attorneys' fees, to be covered by the Company's insurance. The settlement received preliminary court approval on September 24, 2020. The settlement received final court approval on April 12, 2021.

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

13.Income Taxes
The components of loss before income tax provision (benefit) are as follows:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Domestic	$(53,202)	$(44,010)	$(316,479)
Foreign	4,024	(3,006)	(23,524)
Total	$(49,178)	$(47,016)	$(340,003)
Income tax provision (benefit) is as follows:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Current:
Federal	$—	$—	$—
State	405	45	(42)
Foreign	2,173	847	2,762
Total	$2,578	$892	$2,720
Deferred:
Federal	$(1,538)	$101	$(1,189)
State	198	238	(3,992)
Foreign	(379)	(329)	1,454
Total	$(1,719)	$10	$(3,727)
Income tax provision (benefit)	$859	$902	$(1,007)

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes	(1.5)%	(0.5)%	1.1%
Other nondeductible items	(3.6)%	—%	(0.7)%
Nondeductible interest and derivatives	(5.9)%	(9.7)%	(1.5)%
Foreign rate differences	(1.2)%	(1.8)%	(1.8)%
Change in valuation allowance	(16.1)%	5.9%	(5.3)%
Stock compensation	(3.8)%	(5.5)%	(1.2)%
Executive compensation	(0.7)%	(0.1)%	(0.1)%
Goodwill impairment	—%	—%	(10.7)%
US tax impact of restructuring	10.3%	(14.4)%	—%
Other adjustments	(0.2)%	1.1%	(0.5)%
Uncertain tax positions	—%	2.1%	—%
Effective tax rate	(1.7)%	(1.9)%	0.3%
Income Tax (Provision) Benefit
The Company recognized income tax expense of $0.9 million during the year ended December 31, 2021, which is primarily comprised of current tax expense of $2.2 million related to foreign taxes and a federal deferred tax benefit of $1.5 million related to temporary differences between the tax treatment and GAAP accounting treatment for certain items. Included in total tax expense are income tax adjustments of $9.2 million for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, and nondeductible interest expense on debt instruments and associated derivatives. Also included is a favorable return to provision true-up adjustment of $8.3 million for a prior year permanent difference related to foreign earnings taxable in the U.S. as a result of a tax restructuring that occurred during 2020. Income tax expense of $16.3 million has also been included for an increase in the valuation allowance recorded against the Company's deferred tax assets to offset the tax benefit of the Company's operating losses in the U.S. and certain foreign jurisdictions. This increase was offset by an income tax benefit of $2.8 million related to the release of the portion of the Company's valuation allowance as a result of the Shareablee acquisition. These tax adjustments, along with state and local taxes and book losses in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.
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

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The components of net deferred income taxes are as follows:

	As of December 31,
(In thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$210,235	$197,017
Lease liability	15,909	14,517
Deferred revenues	20,001	14,483
Deferred compensation	5,672	6,138
Accrued salaries and benefits	3,120	3,499
Tax credits	2,187	2,187
Tax contingencies	1,160	1,132
Allowance for doubtful accounts	311	776
Capital loss carryforwards	269	263
Other	2,307	2,550
Gross deferred tax assets	$261,171	$242,562
Valuation allowance	(233,843)	(220,115)
Net deferred tax assets	$27,328	$22,447
Deferred tax liabilities:
Lease asset	$(9,517)	$(8,829)
Property and equipment	(7,312)	(5,716)
Intangible assets	(4,357)	(3,495)
Subpart F income recapture	(1,222)	(1,224)
Goodwill	(4,136)	(958)
Other	(76)	(111)
Total deferred tax liabilities	$(26,620)	$(20,333)
Net deferred tax asset	$708	$2,114
Tax Valuation Allowance
As of December 31, 2021, and 2020, the Company had a valuation allowance of $233.8 million and $220.1 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company's U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The increase in the valuation allowance during 2021 is primarily related to the pre-tax losses generated in the U.S., offset by the valuation allowance release as a result of the Shareablee acquisition mentioned above. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that such reduction of or addition to the Company's valuation allowance may have a material impact on the Company's results from operations.
A summary of the deferred tax asset valuation allowance is as follows:

	As of December 31,
(In thousands)	2021	2020
Beginning Balance	$220,115	$219,607
Additions from continuing operations	13,462	737
Additions from acquisition accounting	275	—
Reductions	(9)	(229)
Ending Balance	$233,843	$220,115
Net Operating Loss and Credit Carryforwards
As of December 31, 2021, the Company had federal and state net operating loss carryforwards for tax purposes of $620.0 million and $1,403.0 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal income tax purposes and 2022 for state income tax purposes. The federal and certain state net operating losses generated after December 31, 2017 have an indefinite carryforward period. As of December 31, 2021, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $5.4 million, which will begin to expire in 2024.
As of December 31, 2021, the Company had research and development credit carryforwards of $3.2 million which begin to expire in 2025.
Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company's ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income and taxes payable. A significant portion of the Company's net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company anticipates the Transactions may have triggered further limitations but has not yet reached a final conclusion as to whether an ownership change occurred and to what extent its net operating loss carryforwards are further limited. Additionally, despite the net operating loss carryforwards, the Company may have a future tax liability due to foreign tax or state tax requirements.
Foreign Undistributed Earnings
As of December 31, 2021, the Company has certain foreign subsidiaries with accumulated undistributed earnings. The TCJA allows for a dividend received deduction resulting in no material U.S. federal income tax upon repatriation of these earnings. The Company intends to indefinitely reinvest these earnings, as well as future earnings from its foreign subsidiaries, to fund its international operations and therefore has not accrued any foreign withholding taxes or state income taxes.
Uncertain Tax Positions
For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. The Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $0.6 million and $0.7 million as of December 31, 2021 and 2020, respectively. The remaining unrecognized tax benefits have reduced deferred tax balances. The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate are $2.0 million, $2.0 million and $2.3 million as of December 31, 2021, 2020 and 2019, respectively, and include the federal tax benefit of state deductions. The Company anticipates a negligible amount of unrecognized tax benefits will reverse during the next year due to the expiration of statutes of limitation.
Changes in the Company's unrecognized income tax benefits are as follows:

	As of December 31,
(In thousands)	2021	2020	2019
Beginning balance	$2,078	$2,400	$2,560
Increase related to tax positions of prior years	—	47	14
Increase related to tax positions of the current year	40	51	53
Decrease related to tax positions of prior years	(20)	(5)	(84)
Decrease due to lapse in statutes of limitations	(46)	(415)	(143)
Ending balance	$2,052	$2,078	$2,400
The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2021 and 2020, accrued interest and penalties on unrecognized tax benefits were $0.1 million. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is generally no longer subject to U.S. federal examinations by tax authorities for years prior to 2018 or state and local tax examinations by tax authorities for years prior to 2017. The Company is no longer subject to examination by tax authorities in the Netherlands for years prior to 2015. However, tax attribute carryforwards may still be adjusted upon examination by tax authorities.
14.Related Party Transactions
Transactions with WPP
As of December 31, 2021 (based on public filings), WPP owned 11,319,363 shares of the Company's outstanding Common Stock, representing 12.5% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different products and receives various services from WPP supporting the Company's data collection efforts.

The Company's results from transactions with WPP, as reflected in the Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Revenues	$13,595	$13,315	$15,858
Cost of revenues	12,537	10,094	10,455
General and administrative	155	316	539
The Company has the following balances related to transactions with WPP, as reflected in the Consolidated Balance Sheets:

	As of December 31,
(In thousands)	2021	2020
Assets
Accounts receivable, net	$3,506	$4,045
Prepaid expenses and other current assets	333	1,496
Liabilities
Accounts payable	$1,395	$2,817
Accrued expenses	740	835
Contract liabilities	3,403	3,538
Other non-current liabilities	1,582	—
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
As of December 31, 2021, Charter, Qurate and Pine each owned 27,509,203 shares of the Company's outstanding Preferred Stock. On June 30, 2021, in accordance with the Certificate of Designations of the Preferred Stock, the Company made cash dividend payments totaling $4.8 million to the holders of the Preferred Stock, representing dividends accrued for the period from the Closing Date through June 29, 2021. As of December 31, 2021, accrued dividends to the holders of Preferred Stock totaled $7.9 million.
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
The Company's results from transactions with Charter and its affiliates, as reflected in the Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

(In thousands)	Year Ended December 31, 2021
Revenues	$1,849
Cost of revenues	21,998
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Consolidated Balance Sheet:

As of
(In thousands)	December 31, 2021
Accounts payable	$5,180
Accrued expenses	3,377
Non-current portion of accrued data costs	7,843
The Company recognized revenues of $0.8 million from transactions with Qurate and its affiliates in the normal course of business during the year ended December 31, 2021 as reflected in the Consolidated Statements of Operations and Comprehensive Loss.
The Company had no transactions, other than the issuance of shares of Preferred Stock and related matters, with Pine for the year ended December 31, 2021.

Transactions with Starboard
In 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5.0% of the Company's outstanding Common Stock. Refer to Footnote 6, Debt, for further information regarding these agreements and the Company's issuance of Notes to Starboard in 2018. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5.0% of the Company's outstanding Common Stock in January 2018. In addition, pursuant to a prior agreement with Starboard, the Company provided Starboard the right to designate certain members to the Company's Board. As of December 31, 2018, Starboard had no remaining right to designate any directors to the Board. As of December 31, 2021, there were no directors remaining on the Board who were designated by Starboard.
In the Consolidated Statements of Operations and Comprehensive Loss, the Company recorded interest expense, inclusive of non-cash accretion of issuance discount and deferred financing costs, related to the Notes of $6.6 million, $33.3 million and $30.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.
In connection with the extinguishment of the Notes on March 10, 2021, the Company issued 3,150,000 Conversion Shares to Starboard valued at $9.6 million as discussed in Footnote 6, Debt, which amount was included as a component of loss on extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Loss.
The Company had no outstanding balances related to Starboard as of December 31, 2021. The outstanding balances for the Notes, related financing derivatives, and other non-current liabilities as of December 31, 2020 are reflected in the Consolidated Balance Sheet.

15.Subsequent Events
Amendment to Revolving Credit Agreement
On February 25, 2022, the Company entered into an amendment (the "Amendment") to the Revolving Credit Agreement. In addition to expanding the Company's aggregate borrowing capacity under the Revolving Credit Agreement from $25.0 million to $40.0 million, the Amendment modified certain financial covenants and interest rates under the Revolving Credit Agreement. The amended Revolving Credit Agreement requires the Company to maintain:
•    minimum Consolidated EBITDA (as defined in the Revolving Credit Agreement) of not less than $20.0 million for the most recently ended four fiscal quarter period, tested as of the last day of each fiscal quarter ending on or before December 31, 2022;
•a minimum Consolidated Asset Coverage Ratio (as defined in the Revolving Credit Agreement) of not less than 1.5 to 1.0 for the most recently ended four fiscal quarter period, tested as of the last day of each fiscal quarter ending on or before December 31, 2022; and
•a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Agreement) of not less than 1.25 to 1.0 for the most recently ended four fiscal quarter period, tested as of the last day of each fiscal quarter ending on or after March 31, 2023.
The Amendment also replaced the Eurodollar Rate (as defined in the Revolving Credit Agreement) with a SOFR-based interest rate and modified the Applicable Rate definition in the Revolving Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 2.50% until the date a compliance certificate is received for the quarter ending March 31, 2023, with such Applicable Rate thereafter reducing to 2.25%.
CEO Transition
On February 28, 2022, the Company's Chief Executive Officer ("CEO") and Executive Vice Chairman, William Livek, announced his intention to retire as the Company's CEO and transition to a non-executive Vice Chairman role after his successor as CEO is named. Mr. Livek plans to serve as non-executive Vice Chairman of the Company's Board of Directors through the completion of his Board term in 2024.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, and their report is included below. Deloitte & Touche LLP has also audited, and issued an unqualified opinion with respect to, our Consolidated Financial Statements for 2021, which opinion is included in Item 8, "Financial Statements and Supplementary Data," of this 10-K.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of comScore, Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 2, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
McLean, Virginia
March 2, 2022

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding our directors and executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business - Executive Officers and Directors." Other information required by Item 10 of Part III, including information regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors, is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. Information required by Item 10 of Part III regarding our Audit Committee is incorporated by reference to the information that will be set forth in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. Information relating to our compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information that will be set forth in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders.
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
Information required by Item 11 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 of Part III regarding our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders.

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

4.7
Stockholders Rights Agreement, dated as of February 11, 2015, by and among comScore, Inc., WPP Group USA, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit (d)(3) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

4.8
Voting Agreement, dated as of February 11, 2015, by and among comScore, Inc., WPP Group USA, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit (d)(4) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

4.9
Registration Rights Agreement, dated as of January 16, 2018, by and among comScore, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

4.10
Letter Agreement, dated December 26, 2020, by and among comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 31, 2020) (File No. 001-33520)

4.11
Agreement, dated as of January 7, 2021, by and among comScore, Inc. and certain funds affiliated with or managed by Starboard Value LP (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 0001-33520)

4.12+	Description of Securities

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
Data License Agreement, dated as of March 10, 2021, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

10.5
Credit Agreement, dated as of May 5, 2021, among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent, Swing Line Lender, and L/C Issuer), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 9, 2021) (File No. 001-33520)

10.6
Patent Purchase, License and Settlement Agreement, dated as of December 20, 2011, by and among comScore, Inc., The Nielsen Company (US) LLC and NetRatings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.7
Purchase Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.8
Stock Purchase Agreement, dated as of February 11, 2015, by and among Cavendish Square Holding B.V., WPP Group USA, Inc., CS Worldnet Holding B.V. and comScore, Inc. (incorporated by reference to Exhibit (d)(1) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.9
Strategic Alliance Agreement, dated February 11, 2015, by and between comScore, Inc. and WPP Group USA, Inc. (incorporated by reference to Exhibit (d)(5) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.10
Purchase Agreement, dated as of April 1, 2015, by and between comScore, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed April 3, 2015) (File No. 001-33520)

10.11
Securities Purchase Agreement, dated as of June 23, 2019, by and among comScore, Inc. and CVI Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 24, 2019) (File No. 001-33520)

10.12
Agreement and Plan of Merger, dated December 16, 2021, by and among comScore, Inc., SS Media Holdco, LLC, SS Media Merger Sub, Inc., Shareablee, Inc., Shareablee Holdco, Inc., Shareablee Merger Sub, Inc. and Shareholder Representative Services LLC, as Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 17, 2021) (File No. 001-33520)

10.13
Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 5, 2008) (File No. 001-33520)

10.14
Amendment No. 6 to Deed of Lease, dated as of May 30, 2018, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.15
Amendment No. 7 to Deed of Lease, dated as of May 24, 2021, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 9, 2021) (File No. 001-33520)

10.16*
comScore, Inc. 2018 Equity and Incentive Compensation Plan (as Amended and Restated Effective as of July 9, 2020) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 15, 2020) (File No. 001-33520)

10.17*	Form of Restricted Stock Units Award Notice for Employees (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.18*
Form of Restricted Stock Units and Common Stock Award Notice for Employees (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.19*	Form of Restricted Stock Units Award Notice for Directors (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.20*
Form of Restricted Stock Units Award Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.21*	Form of Change of Control and Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on September 10, 2018) (File No. 001-33520)

10.22*
Letter Agreement, dated November 4, 2019, between comScore, Inc. and William Livek (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2019) (File No. 001-33520)

10.23*
Change of Control and Severance Agreement, executed on September 28, 2015, by and between comScore, Inc. and William Livek (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.24*
Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.25*
Form of Deferred Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.26*
Form of Performance Restricted Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.27*
Form of Restricted Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.28
Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed May 6, 2021) (File No. 001-33520)

10.29*
Form of Restricted Stock Units Award Agreement (CEO), dated March 10, 2021, under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed May 6, 2021) (File No. 001-33520)

10.30*
Form of Restricted Stock Units Award Agreement (Other Executive Officers), dated March 10, 2021, under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed May 6, 2021) (File No. 001-33520)

10.31*
Form of Restricted Stock Units Award Notice (Chair), dated March 10, 2021, under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed May 6, 2021) (File No. 001-33520)

10.32*
Separation and General Release Agreement, dated as of July 21, 2021, by and between comScore, Inc. and Gregory Fink (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed November 9, 2021) (File No. 001-33520)

10.33*
Severance Agreement, effective as of November 29, 2021, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed October 25, 2021) (File No. 001-33520)

10.34*
Change of Control Agreement, effective as of November 29, 2021, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed October 25, 2021) (File No. 001-33520)

10.35*
Restricted Stock Units Award Agreement, dated November 29, 2021, between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 99.5 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.36*	Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.37*
Amendment No. 1 to Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.38*
Amendment No. 2 to Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.39*
Amendment No. 3 to Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.4 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.40
First Amendment, dated as of February 25, 2022, to the Credit Agreement among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 28, 2022) (File No. 001-33520)

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

^
Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and would likely cause competitive harm to the Registrant if publicly disclosed.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSCORE, INC.

By:	/s/ William P. Livek
William P. Livek
Chief Executive Officer and Executive Vice Chairman
(Principal Executive Officer)

By:	/s/ Jonathan Carpenter
Jonathan Carpenter
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Mary Margaret Curry
Mary Margaret Curry
Chief Accounting Officer and Controller
(Principal Accounting Officer)
March 2, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Livek	Chief Executive Officer and Executive Vice Chairman	March 2, 2022
William P. Livek	(Principal Executive Officer)

/s/ Jonathan Carpenter	Chief Financial Officer and Treasurer	March 2, 2022
Jonathan Carpenter	(Principal Financial Officer)

/s/ Mary Margaret Curry	Chief Accounting Officer and Controller	March 2, 2022
Mary Margaret Curry	(Principal Accounting Officer)

/s/ Brent D. Rosenthal	Non-Executive Chairman	March 2, 2022
Brent D. Rosenthal

/s/ Irwin Gotlieb	Director	March 2, 2022
Irwin Gotlieb

/s/ Nana Banerjee	Director	March 2, 2022
Nana Banerjee

/s/ Itzhak Fisher	Director	March 2, 2022
Itzhak Fisher

/s/ David Kline	Director	March 2, 2022
David Kline

/s/ Pierre-Andre Liduena	Director	March 2, 2022
Pierre-Andre Liduena

/s/ Kathleen Love	Director	March 2, 2022
Kathleen Love

/s/ Marty Patterson	Director	March 2, 2022
Marty Patterson

/s/ Brian Wendling	Director	March 2, 2022
Brian Wendling