Form 10-Q
period 2022-03-31
COMSCORE, INC.
filed 2022-05-10
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 6, 2022, there were 90,705,342 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding the impact on our business of the coronavirus ("COVID-19") pandemic and global measures to mitigate the spread of the virus; macroeconomic trends that we expect may influence our business, including any recession or changes in consumer behavior resulting from the COVID-19 pandemic; plans for financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with debt and financing covenants and other payment obligations; expectations regarding enhanced commercial relationships and the development and introduction of new products; potential limitations on our net operating loss carryforwards and other tax assets; regulatory compliance and expected changes in the regulatory or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; and plans for growth and future operations, as well as assumptions relating to the foregoing.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-Q regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-Q and elsewhere within this report; those identified within Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021; and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2022	December 31, 2021
(In thousands, except share and par value data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,629	$21,854
Restricted cash	425	425
Accounts receivable, net of allowances of $972 and $1,173, respectively ($2,311 and $3,606 of accounts receivable attributable to related parties, respectively)	64,618	72,059
Prepaid expenses and other current assets	14,378	14,769
Total current assets	109,050	109,107
Property and equipment, net	35,600	36,451
Operating right-of-use assets	27,744	29,186
Deferred tax assets	3,173	2,811
Intangible assets, net	33,166	39,945
Goodwill	435,473	435,711
Other non-current assets	11,507	10,263
Total assets	$655,713	$663,474
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($10,028 and $6,575 attributable to related parties, respectively)	$29,124	$23,575
Accrued expenses ($3,857 and $4,122 attributable to related parties, respectively)	38,393	45,264
Contract liabilities ($3,748 and $3,553 attributable to related parties, respectively)	58,563	54,011
Customer advances	10,933	11,613
Warrants liability	8,085	10,520
Current operating lease liabilities	7,579	7,538
Other current liabilities ($11,688 and $7,863 attributable to related parties, respectively)	18,251	12,850
Total current liabilities	170,928	165,371
Non-current operating lease liabilities	34,238	36,055
Non-current portion of accrued data costs ($10,109 and $7,843 attributable to related parties, respectively)	18,195	16,005
Revolving line of credit	16,000	16,000
Deferred tax liabilities	2,762	2,103
Other non-current liabilities ($994 and $1,582 attributable to related parties, respectively)	12,445	16,879
Total liabilities	254,568	252,413
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 82,527,609 shares authorized, issued and outstanding as of March 31, 2022 and December 31, 2021; aggregate liquidation preference of $215,688 as of March 31, 2022, and $211,863 as of December 31, 2021 (related parties)	187,885	187,885
Stockholders' equity:
Preferred stock, $0.001 par value; 7,472,391 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued or outstanding as of March 31, 2022 or December 31, 2021	—	—
Common stock, $0.001 par value; 275,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 97,470,138 shares issued and 90,705,342 shares outstanding as of March 31, 2022, and 97,172,086 shares issued and 90,407,290 shares outstanding as of December 31, 2021	91	90
Additional paid-in capital	1,687,608	1,683,883
Accumulated other comprehensive loss	(12,639)	(12,098)
Accumulated deficit	(1,231,816)	(1,218,715)
Treasury stock, at cost, 6,764,796 shares as of March 31, 2022 and December 31, 2021	(229,984)	(229,984)
Total stockholders' equity	213,260	223,176
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$655,713	$663,474
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
Revenues (2)	$93,966	$90,330

Cost of revenues (1) (2) (3)	52,918	52,702
Selling and marketing (1) (3)	17,166	17,827
Research and development (1) (3)	9,532	10,353
General and administrative (1) (3)	18,117	14,468
Amortization of intangible assets	6,779	6,439
Total expenses from operations	104,512	101,789
Loss from operations	(10,546)	(11,459)
Other income (expense), net	2,433	(8,274)
Gain from foreign currency transactions	420	1,074
Interest expense, net (2)	(200)	(7,045)
Loss on extinguishment of debt (2)	—	(9,629)
Loss before income taxes	(7,893)	(35,333)
Income tax provision	(1,383)	(1,022)
Net loss	$(9,276)	$(36,355)
Net loss available to common stockholders
Net loss	$(9,276)	$(36,355)
Convertible redeemable preferred stock dividends (2)	(3,825)	(935)
Total net loss available to common stockholders	$(13,101)	$(37,290)
Net loss per common share:
Basic and diluted	$(0.14)	$(0.49)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	91,686,733	76,147,342
Comprehensive loss:
Net loss	$(9,276)	$(36,355)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	(541)	(2,151)
Total comprehensive loss	$(9,817)	$(38,506)

(1) Excludes amortization of intangible assets, which is presented as a separate line item.
(2) Transactions with related parties are included in the line items above as follows (refer to Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information):

	Three Months Ended March 31,
	2022	2021
Revenues	$4,412	$3,856
Cost of revenues	7,668	9,821
Interest expense, net	—	(4,692)
Loss on extinguishment of debt	—	(9,608)
Convertible redeemable preferred stock dividends	(3,825)	(935)

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$301	$855
Selling and marketing	263	955
Research and development	200	642
General and administrative	1,772	2,485
Total stock-based compensation expense	$2,536	$4,937
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	82,527,609	$187,885	90,407,290	$90	$1,683,883	$(12,098)	$(1,218,715)	$(229,984)	$223,176
Net loss	—	—	—	—	—	—	(9,276)	—	(9,276)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,825)	—	(3,825)
Restricted stock units distributed	—	—	212,246	—	—	—	—	—	—
Exercise of Common Stock options	—	—	86,941	1	102	—	—	—	103
Payments for taxes related to net share settlement of equity awards	—	—	(474)	—	(1)	—	—	—	(1)
Amortization of stock-based compensation	—	—	—	—	1,908	—	—	—	1,908
Settlement of restricted stock unit liability	—	—	—	—	1,719	—	—	—	1,719
Other	—	—	(661)	—	(3)	—	—	—	(3)
Foreign currency translation adjustment	—	—	—	—	—	(541)	—	—	(541)
Balance as of March 31, 2022	82,527,609	$187,885	90,705,342	$91	$1,687,608	$(12,639)	$(1,231,816)	$(229,984)	$213,260

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	72,938,546	$73	$1,621,986	$(7,030)	$(1,156,055)	$(229,984)	$228,990
Net loss	—	—	—	—	—	—	(36,355)	—	(36,355)
Convertible redeemable preferred stock, net of issuance costs (1)	82,527,609	188,183	—	—	—	—	—	—	—
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(935)	—	(935)
Interest paid in Common Stock (1)	—	—	4,165,781	4	10,808	—	—	—	10,812
Conversion shares issued as extinguishment cost on senior secured convertible notes (1)	—	—	3,150,000	3	9,605	—	—	—	9,608
Restricted stock units distributed	—	—	442,051	1	—	—	—	—	1
Payments for taxes related to net share settlement of equity awards	—	—	(10,231)	—	(37)	—	—	—	(37)
Settlement of restricted stock unit liability	—	—	—	—	7,117	—	—	—	7,117
Amortization of stock-based compensation	—	—	—	—	1,358	—	—	—	1,358
Foreign currency translation adjustment	—	—	—	—	—	(2,151)	—	—	(2,151)
Balance as of March 31, 2021	82,527,609	$188,183	80,686,147	$81	$1,650,837	$(9,181)	$(1,193,345)	$(229,984)	$218,408
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity, Footnote 5, Debt, and Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information). Gross proceeds from related parties for the issuance of convertible redeemable preferred stock were $204.0 million.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating activities:
Net loss	$(9,276)	$(36,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	6,779	6,439
Depreciation	4,191	4,054
Stock-based compensation expense	2,536	4,937
Change in fair value of contingent consideration liability	2,348	—
Non-cash operating lease expense	1,483	1,262
Amortization expense of finance leases	704	443
Deferred tax provision	513	638
Change in fair value of warrants liability	(2,435)	10,001
Loss on extinguishment of debt	—	9,629
Non-cash interest expense on senior secured convertible notes (1)	—	4,692
Other	469	260
Changes in operating assets and liabilities:
Accounts receivable	7,301	7,326
Prepaid expenses and other assets	(1,270)	3,119
Accounts payable, accrued expenses and other liabilities	(2,288)	4,970
Contract liabilities and customer advances	3,209	(2,085)
Operating lease liabilities	(1,856)	(1,442)
Net cash provided by operating activities	12,408	17,888

Investing activities:
Capitalized internal-use software costs	(3,452)	(3,535)
Purchases of property and equipment	(347)	(157)
Net cash used in investing activities	(3,799)	(3,692)

Financing activities:
Principal payments on finance leases	(796)	(466)
Principal payment and extinguishment costs on senior secured convertible notes (1)	—	(204,014)
Principal payment and extinguishment costs on secured term note	—	(14,031)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs (1)	—	188,183
Other	48	(149)
Net cash used in financing activities	(748)	(30,477)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(86)	(588)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,775	(16,869)
Cash, cash equivalents and restricted cash at beginning of period	22,279	50,741
Cash, cash equivalents and restricted cash at end of period	$30,054	$33,872

	As of March 31,
	2022	2021
Cash and cash equivalents	$29,629	$29,075
Restricted cash	425	4,797
Total cash, cash equivalents and restricted cash	$30,054	$33,872

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of non-cash investing and financing activities:
Convertible redeemable preferred stock dividends accrued but not yet paid (1)	$3,825	$935
Settlement of restricted stock unit liability	1,719	7,118
Interest paid in Common Stock (1)	—	10,812
Conversion shares issued as extinguishment cost on senior secured convertible notes (1)	—	9,608
Right-of-use assets obtained in exchange for operating lease liabilities	—	2,977
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity, Footnote 5, Debt, and Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information). Gross proceeds from related parties for the issuance of convertible redeemable preferred stock were $204.0 million.
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
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, change in fair value of financing derivatives, accretion of debt discount, and amortization of deferred financing costs have been aggregated within other operating activities on the Condensed Consolidated Statements of Cash Flows.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K"). The Condensed Consolidated Results of Operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022 or thereafter. All references to March 31, 2022 and 2021 in the Notes to Condensed Consolidated Financial Statements are unaudited.
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
Business Combination
In December 2021, the Company and two newly formed, wholly owned subsidiaries of the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Shareablee, Inc. ("Shareablee"), pursuant to which the Company acquired Shareablee (the "Merger"). Total consideration paid or payable by the Company related to the Merger (valued as of the closing date of the Merger) was $31.4 million, which included $5.6 million for the fair value of contingent consideration payable based on the achievement of certain contractual milestones or future revenue performance. The maximum amount of contingent consideration payable under the Merger is $8.6 million.
The contingent consideration is classified as a liability due to the fact it will be settled in cash or a variable number of shares of the Company's common stock, par value $0.001 ("Common Stock") (or a combination thereof), and the amount of the payment is not dependent upon the fair value of the Common Stock. The contingent consideration liability is measured at fair value on a recurring basis until the contingency is resolved.
The fair value of the contingent consideration liability is estimated using a combination of valuation techniques. One technique is an option pricing model within a Monte Carlo simulation that determines an average projected payment value across numerous iterations. This technique determines projected payments based on simulated revenues derived from an internal forecast, adjusted for a selected revenue volatility and risk premium based on market data for comparable guideline public companies. The other technique is a discounted cash flow model that assumes achievement of the contractual milestones, resulting in payment of the full deferred amount. In both techniques, the projected payments are then discounted back to the valuation date at the Company's cost of debt using a term commensurate with the contractual payment dates.
As of March 31, 2022, the Company determined sufficient achievement of the contractual milestones had been demonstrated and the full amount of the contingent consideration was reasonably certain to be payable. The fair value was remeasured using only the discounted cash flow model. As a result, the estimated fair value of the contingent consideration liability as of March 31, 2022 was $7.9 million. The loss due to change in fair value of $2.3 million for the three months ended March 31, 2022 was classified within general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Refer to Footnote 6, Fair Value Measurements, for information on the Level 3 inputs utilized for the determination of the fair value of the contingent consideration.
In April 2022, the contingency surrounding the amount of consideration payable was resolved and the full amount was deemed payable, subject to reduction for any pending indemnification claims and other terms set forth in the Merger Agreement. The Company expects to settle the liability in three installments of $3.7 million, $3.7 million and $1.2 million payable in any combination of cash and Common Stock (at the Company's election) in December 2022, 2023 and 2024, respectively.
Preferred Stock
In January 2021, the Company entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine") (the "Securities Purchase Agreements") for the issuance and sale of shares of Series B Convertible Preferred Stock, par value $0.001 ("Preferred Stock") described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity. The issuance of the Preferred Stock pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of March 31, 2022 because a deemed liquidation event is not considered probable.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability. As of March 31, 2022, the probability of a change of control was determined to be remote and the fair value of the change of control derivative was determined to be negligible.
Warrants Liability
In June 2019, the Company issued warrants to CVI Investments, Inc. ("CVI") in connection with the private placement described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity. The warrants were determined to be freestanding financial instruments that qualify for liability treatment as a result of net cash settlement features associated with a cap on the issuance of shares, under certain circumstances, or upon a change of control. Changes in the fair value of these instruments are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The fair value of each warrant is estimated utilizing an option pricing model. Significant valuation inputs include the price and expected volatility of the Company's Common Stock, risk-free rate, and the remaining term of the warrants. As of March 31, 2022, the probability of a change of control was determined to be remote and did not require an enhancement to the valuation technique.
Loss on Extinguishment of Debt
In March 2021, the Company recorded a $9.6 million loss on debt extinguishment related to the payoff of its senior secured convertible notes (the "Notes") and a foreign secured promissory note (the "Secured Term Note"). Loss on extinguishment of debt represents the difference between the carrying value of the Company's debt instruments and any consideration paid to its creditors in the form of cash or shares of the Company's Common Stock on the extinguishment date. These transactions are described in Footnote 5, Debt.
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of the Company's normal operations. The following is a summary of the significant components of other income (expense), net:

	Three Months Ended March 31,
(In thousands)	2022	2021
Change in fair value of warrants liability	$2,435	$(10,001)
Change in fair value of financing derivatives	—	1,800
Other	(2)	(73)
Total other income (expense), net	$2,433	$(8,274)
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
Basic loss per share is computed by dividing total net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. This includes the effect of vested and deferred restricted stock units granted to members of the Company's Board of Directors ("Board") and certain employees. These awards are expected to be settled in shares of Common Stock and generally distributed upon the earlier of the individual's separation from service or a change of control. Diluted loss per share includes the effect of potential common shares, such as the Company's Preferred Stock, Notes, warrants, stock options and restricted stock units, and contingent consideration liability to the extent the effect is dilutive. In periods with a net loss available to common stockholders, the anti-dilutive effect of these potential common shares is excluded and diluted net loss per share is equal to basic net loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Preferred stock (1)	85,708,361	19,472,807
Warrants	5,457,026	5,457,026
Stock options and restricted stock units	4,672,593	3,614,221
Contingent consideration (2)	2,955,326	—
Senior secured convertible notes	—	4,981,309
Total	98,793,306	33,525,363
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period.
(2) A contingent consideration liability was recognized as part of the Shareablee acquisition described in Footnote 2, Summary of Significant Accounting Policies. The liability payments may be settled in any combination of cash or shares of Common Stock (at the Company's election) based on the volume-weighted average trading price of the Common Stock for the ten trading days prior to the date of each payment. Settlement of this liability in Common Stock could potentially dilute basic earnings per share in future periods. The Company calculated a potential anti-dilutive share count based on the maximum potential payments of $8.6 million and the $2.91 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on March 31, 2022.
Income Taxes
A significant portion of the Company's net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company anticipates the Transactions may have triggered further limitations but has not yet reached a final conclusion as to whether an ownership change occurred and to what extent its net operating loss carryforwards are further limited. If an ownership change occurred as a result of the Transactions, the annual limitation under Section 382 may cause a significant portion of the Company's net operating loss carryforwards to expire prior to use. Due to the Company's valuation allowance position in the United States, the required revaluation of its deferred tax assets related to these limited U.S. federal and state net operating loss carryforwards is not expected to have a material impact on the Condensed Consolidated Financial Statements or related disclosures.

3.Revenue Recognition
The following table presents the Company's revenue disaggregated by solution group, geographical market and timing of transfer of products and services. The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment.

	Three Months Ended March 31,
(In thousands)	2022	2021
By solution group:
Digital Ad Solutions	$53,137	$53,045
Cross Platform Solutions	40,829	37,285
Total	$93,966	$90,330
By geographical market:
United States	$84,082	$77,774
Europe	5,207	8,271
Canada	1,819	1,744
Latin America	1,790	1,576
Other	1,068	965
Total	$93,966	$90,330
By timing of revenue recognition:
Products and services transferred over time	$77,944	$68,116
Products and services transferred at a point in time	16,022	22,214
Total	$93,966	$90,330
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	March 31, 2022	December 31, 2021
Accounts receivable, net	$64,618	$72,059
Current and non-current contract assets	5,392	4,875
Current contract liabilities	58,563	54,011
Current customer advances	10,933	11,613
Non-current contract liabilities	730	1,262
Significant changes in the current contract liabilities balance are as follows:

	Three months ended March 31,
(In thousands)	2022	2021
Revenue recognized that was included in the opening contract liabilities balance	$(34,979)	$(31,891)
Cash received or amounts billed in advance and not recognized as revenue	39,950	30,844
Remaining Performance Obligations
As of March 31, 2022, approximately $225.0 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 39% of these remaining performance obligations during the remainder of 2022, approximately 32% in 2023, and approximately 13% in 2024, with the remainder recognized thereafter.
4.Convertible Redeemable Preferred Stock and Stockholders' Equity
2021 Issuance of Preferred Stock
On March 10, 2021, the Company issued and sold 82,527,609 shares of Preferred Stock in exchange for aggregate gross proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs.
The Preferred Stock is convertible at the option of the holders at any time into shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. As of March 31, 2022, each share of Preferred Stock was convertible into 1.057292 shares of Common Stock, with such conversion rate scheduled to return to 1.00 upon payment of accrued dividends on June 30, 2022.

As of March 31, 2022, no shares of Preferred Stock have been converted into Common Stock.
The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain circumstances. In addition, such holders are entitled to request, and the Company will take all actions reasonably necessary to pay, a one-time dividend ("Special Dividend") equal to the highest dividend that the Company's Board determines can be paid at the applicable time (or a lesser amount agreed upon by the holders), subject to additional conditions and limitations set forth in a Stockholders Agreement entered into by the Company and the holders on March 10, 2021 (the "Stockholders Agreement"). As set forth in the Stockholders Agreement, the Company may be obligated to obtain debt financing in order to effectuate the Special Dividend.
2019 Issuance and Sale of Common Stock and Warrants
On June 23, 2019, the Company entered into a Securities Purchase Agreement with CVI, pursuant to which CVI agreed to purchase (i) 2,728,513 shares of Common Stock (the "Initial Shares"), at a price of $7.33 per share and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants, for aggregate gross proceeds of $20.0 million (the "Private Placement"). The Private Placement closed on June 26, 2019 (the "CVI Closing Date"). The Series B-1 Warrants and Series B-2 Warrants expired in 2020.
The Series C Warrants were exercised on October 10, 2019. As a result of this exercise, the Company issued 2,728,513 shares of Common Stock to CVI on October 14, 2019. In addition, the number of shares issuable under the Company's Series A Warrants was increased by 2,728,513.
The Series A Warrants are exercisable by the holders for a period of five years from the CVI Closing Date and are currently exercisable into 5,457,026 shares of Common Stock. The Series A Warrants may be exercised for cash or through a net settlement feature under certain circumstances.
The exercise price for the Series A Warrants is subject to anti-dilution adjustment in certain circumstances, including upon certain issuances of capital stock. Upon the issuance of the Preferred Stock, the Company adjusted the exercise price of the Series A Warrants from $12.00 to $2.4719 per share, the closing price of the Transactions.
CVI will not have the right to exercise any warrant that would result in CVI beneficially owning more than 4.99% of the outstanding Common Stock after giving effect to such exercise. CVI has the right, in its discretion, to raise this threshold up to 9.99% with 60 days' notice to the Company. In addition, if and to the extent the exercise of any warrants would, together with the issuances of the Initial Shares and the shares issued pursuant to the exercise of any other warrants, result in the issuance of 20.0% or more of the outstanding Common Stock of the Company on the CVI Closing Date, the Company intends to, in lieu of issuing such shares, settle the obligation to issue such shares in cash.
The estimated fair value of the Series A Warrants as of March 31, 2022 was $8.1 million. Refer to Footnote 6, Fair Value Measurements, for information on the Level 3 inputs utilized for the determination of the fair value of the warrants.
5.Debt
Revolving Credit Agreement
On May 5, 2021, the Company entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America N.A., as administrative agent (in such capacity, the "Agent"), and the lenders from time to time party thereto.
The Revolving Credit Agreement had an original borrowing capacity equal to $25.0 million and bore interest on borrowings at a Eurodollar Rate (as defined in the Revolving Credit Agreement) that was based on LIBOR. The Company may also request the issuance of letters of credit under the Revolving Credit Agreement in an aggregate amount up to $5.0 million, which reduces the amount of available borrowings by the amount of such issued and outstanding letters of credit. The facility has a maturity of three years from the closing date of the agreement.
On February 25, 2022, the Company entered into an amendment (the "Amendment") to the Revolving Credit Agreement to expand its aggregate borrowing capacity from $25.0 million to $40.0 million. The Amendment also replaced the Eurodollar Rate with a SOFR-based interest rate and modified the Applicable Rate definition in the Revolving Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 2.50% until the date a compliance certificate is received for the quarter ending March 31, 2023, with such Applicable Rate thereafter reducing to 2.25%.
The Amendment also modified certain financial covenants under the Revolving Credit Agreement. As amended, the Revolving Credit Agreement requires the Company to maintain:
•minimum Consolidated EBITDA (as defined in the Revolving Credit Agreement) of not less than $20.0 million for the most recently ended four fiscal quarter period, tested as of the last day of each fiscal quarter ending on or before December 31, 2022;
•a minimum Consolidated Asset Coverage Ratio (as defined in the Revolving Credit Agreement) of not less than 1.5 to 1.0, tested as of the last day of each fiscal quarter ending on or before December 31, 2022; and
•a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Agreement) of not less than 1.25 to 1.0 for the most recently ended four fiscal quarter period, tested as of the last day of each fiscal quarter ending on or after March 31, 2023.
Additionally, the Revolving Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company is in compliance with the covenants under the amended Revolving Credit Agreement as of March 31, 2022.
The Revolving Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
As of March 31, 2022, the Company had outstanding borrowings of $16.0 million, and issued and outstanding letters of credit of $3.3 million, under the amended Revolving Credit Agreement, with remaining borrowing capacity of $20.7 million.
Senior Secured Convertible Notes and Financing Derivatives
During 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, "Starboard"), pursuant to which the Company issued and sold to Starboard a total of $204.0 million in Notes, as well as warrants to purchase shares of the Company's Common Stock. The warrants were exercised in full by Starboard in 2019.
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
In connection with the Transactions described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity, the Company used cash proceeds of $204.0 million from the issuance of shares of its Preferred Stock to extinguish the Notes and related financing derivatives on March 10, 2021. The Company also issued 3,150,000 additional shares to Starboard (the "Conversion Shares"), as additional creditor consideration, which were valued at $9.6 million. Lastly, the Company paid interest accrued of $4.7 million for the period from January 1, 2021 to March 10, 2021 through the issuance of 1,363,327 PIK Interest Shares.
The Company recorded a loss on extinguishment of the Notes of $9.3 million during the three months ended March 31, 2021.
Secured Term Note
During 2019, the Company's wholly owned subsidiary, Rentrak B.V., entered into an agreement with several third parties for the Secured Term Note in exchange for gross proceeds of $13.0 million.
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
In connection with the Transactions described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity, the Company used restricted cash from its balance sheet to extinguish the Secured Term Note and interest make-whole redemption on March 10, 2021, of which $13.0 million and $1.0 million were for principal repayments and settlement of the interest make-whole redemption, respectively.
The Company recorded a loss on extinguishment of the Secured Term Note of $0.3 million during the three months ended March 31, 2021.
6.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	March 31, 2022				December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$7,929	$—	$—	$7,929	$2,429	$—	$—	$2,429

Liabilities (2)
Warrants liability (3)	$—	$—	$8,085	$8,085	$—	$—	$10,520	$10,520
Contingent consideration liability (4)	—	—	7,948	7,948	—	—	5,600	5,600
Total liabilities	$—	$—	$16,033	$16,033	$—	$—	$16,120	$16,120
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
(3) Warrants liability includes only the Series A warrants as of March 31, 2022 and December 31, 2021.
(4) The current and non-current portions of the contingent consideration liability are classified within other current and non-current liabilities in the Condensed Consolidated Balance Sheets. The current portion of the contingent consideration liability was $3.6 million and $1.0 million as of March 31, 2022 and December 31, 2021, respectively. The non-current portion of the contingent consideration liability was $4.3 million and $4.6 million as of March 31, 2022 and December 31, 2021, respectively.
There were no changes to the Company's valuation methodologies during the three months ended March 31, 2022 or 2021.
The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the three months ended March 31, 2022 and 2021, respectively:

(In thousands)	Contingent Consideration Liability	Warrants Liability
Balance as of December 31, 2021	$5,600	$10,520
Total loss (gain) recognized due to remeasurement (1)	2,348	(2,435)
Balance as of March 31, 2022	$7,948	$8,085
(1) The loss due to remeasurement of the contingent consideration liability was recorded in general and administrative expense, and the gain on remeasurement of the warrants liability was recorded in other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(In thousands)	Interest Make-whole Derivative Liability	Financing Derivative Liabilities	Warrants Liability
Balance as of December 31, 2020	$871	$11,300	$2,831
Total loss (gain) recognized due to remeasurement (1)	150	(1,800)	10,001
Settlement or derecognition upon extinguishment of host debt (2)	(1,021)	(9,500)	—
Balance as of March 31, 2021	$—	$—	$12,832
(1) All losses and gains were recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2) Refer to Footnote 5, Debt for additional information on the extinguishment of the Notes and Secured Term Note.
The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed as of March 31, 2022 and December 31, 2021 that are measured at fair value on a recurring basis:

	Fair Value Measurements
	Significant Valuation Technique	Significant Valuation Inputs	March 31, 2022	December 31, 2021
Warrants liability	Option pricing	Stock price	$2.91	$3.34
		Exercise price	$2.47	$2.47
		Volatility	80.0%	85.0%
		Term	2.24 years	2.49 years
		Risk-free rate	2.3%	0.9%

Contingent consideration liability	Combination (1)	Cost of debt	5.1% - 6.0%	4.4%
		Product credit	—	$10.7 million
		Revenue volatility	—	21.0%
		Risk premium	—	8.4%
		Option term	—	1.04 years
(1) The Company applied a 100.0% weighting to the discounted cash flow model outcome as of March 31, 2022. The selected weightings for the option pricing model and discounted cash flow model outcomes were 70.0% and 30.0%, respectively, as of December 31, 2021. Refer to Footnote 2, Summary of Significant Accounting Policies for further information on the valuation techniques.
The primary sensitivities in the valuation of the warrants liability are driven by the Common Stock price at the measurement date and the expected volatility of the Common Stock over the remaining term.
The primary sensitivities in the discounted cash flow model are the cost of debt and the selected weighting of the model. The primary sensitivities in the option pricing model are driven by forecasted performance and the selected weighting of the model.

7.Accrued Expenses

	As of	As of
(In thousands)	March 31, 2022	December 31, 2021
Accrued data costs	$17,749	$18,116
Payroll and payroll-related	10,205	16,272
Professional fees	2,763	2,978
Other	7,676	7,898
Total accrued expenses	$38,393	$45,264
8.Related Party Transactions
Transactions with WPP plc
As of March 31, 2022 (based on public filings), WPP plc and its affiliates ("WPP") owned 11,319,363 shares of the Company's outstanding Common Stock, representing 12.5% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues	$3,341	$3,326
Cost of revenues	2,140	4,677
The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	March 31, 2022	December 31, 2021
Assets
Accounts receivable, net	$2,019	$3,506
Liabilities
Accounts payable	$2,428	$1,395
Contract liabilities	3,276	3,403
Other non-current liabilities	994	1,582
Transactions with Charter, Qurate and Pine
Charter, Qurate (through an affiliate) and Pine each hold 33.3% of the outstanding shares of Preferred Stock, which are entitled to convert into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. In addition, Charter, Qurate and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement.
As of March 31, 2022 and December 31, 2021, Charter, Qurate and Pine each owned 27,509,203 shares of the Company's outstanding Preferred Stock. Accrued dividends to the holders of Preferred Stock totaled $11.7 million and $7.9 million as of March 31, 2022 and December 31, 2021, respectively. The next scheduled dividend payment date for the Preferred Stock is June 30, 2022.
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
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues	$726	$339
Cost of revenues	5,528	5,145

The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheet:

	As of	As of
(In thousands)	March 31, 2022	December 31, 2021
Accounts payable	$7,600	$5,181
Accrued expenses	3,652	3,377
Non-current portion of accrued data costs	10,109	7,843
The Company recognized revenues of $0.2 million from transactions with Qurate and its affiliates in the normal course of business during the three months ended March 31, 2022 and 2021, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company had no transactions, other than the issuance of shares of Preferred Stock and related matters, with Pine for the three months ended March 31, 2022 and 2021.
Transactions with Starboard
In 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5.0% of the Company's outstanding Common Stock. Refer to Footnote 5, Debt, for further information regarding these agreements and the Company's issuance of Notes to Starboard in 2018. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5.0% of the Company's outstanding Common Stock in January 2018. In addition, pursuant to a prior agreement with Starboard, the Company provided Starboard the right to designate certain members to the Company's Board. As of December 31, 2018, Starboard had no remaining right to designate any directors to the Board. As of March 31, 2022, there were no directors remaining on the Board who were designated by Starboard.
In connection with the extinguishment of the Notes on March 10, 2021, the Company issued 3,150,000 Conversion Shares to Starboard valued at $9.6 million as discussed in Footnote 5, Debt, which amount was included as a component of loss on extinguishment of debt in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
The Company recorded interest expense, inclusive of non-cash accretion of issuance discount and deferred financing costs, related to the Notes of $6.6 million during the three months ended March 31, 2021.
The Company had no outstanding balances related to Starboard as of March 31, 2022 or December 31, 2021.
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
Current Matters
The Company is, and may become, a party to a variety of legal proceedings from time to time that arise in the normal course of the Company's business. While the results of such legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of any such current pending matters will not have a material effect on the Company's financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on the Company because of defense costs, diversion of management resources and other factors.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K"), under Item 1A, "Risk Factors" in this 10-Q and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
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

	Three Months Ended March 31,
	2022		2021
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$93,966	100.0%	$90,330	100.0%
Cost of revenues	52,918	56.3%	52,702	58.3%
Selling and marketing	17,166	18.3%	17,827	19.7%
Research and development	9,532	10.1%	10,353	11.5%
General and administrative	18,117	19.3%	14,468	16.0%
Amortization of intangible assets	6,779	7.2%	6,439	7.1%
Total expenses from operations	104,512	111.2%	101,789	112.7%
Loss from operations	(10,546)	(11.2)%	(11,459)	(12.7)%
Other income (expense), net	2,433	2.6%	(8,274)	(9.2)%
Gain from foreign currency transactions	420	0.4%	1,074	1.2%
Interest expense, net	(200)	(0.2)%	(7,045)	(7.8)%
Loss on extinguishment of debt	—	—%	(9,629)	(10.7)%
Loss before income taxes	(7,893)	(8.4)%	(35,333)	(39.1)%
Income tax provision	(1,383)	(1.5)%	(1,022)	(1.1)%
Net loss	$(9,276)	(9.9)%	$(36,355)	(40.2)%
Revenues
In the first quarter of 2022, we decided to evaluate future revenue results around solution groups that better represent our evolving business and customer needs. Beginning with the first quarter of 2022, we evaluate and present revenues in the following two solution groups:
•Digital Ad Solutions provide measurement of the behavior and characteristics of audiences across digital platforms, including computers, tablets, mobile and other connected devices. This solution group also includes custom offerings that provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection across digital platforms, including transactional outcome-based measurement driven by our Activation and CCR products.
•Cross Platform Solutions provide measurement of content and advertising audiences across local, national and addressable television, including consumption through connected (Smart) televisions, and are designed to help customers find the most relevant viewing audience whether that viewing is linear, non-linear, online or on-demand. This solution group also includes custom offerings that provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns across platforms. In addition, this solution group includes products that measure movie viewership and box office results by capturing movie ticket sales in real time or near real time and includes box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide.
We categorize our revenue along these two solution groups; however, our cost structure is tracked at the corporate level and not by our solution groups. These costs include, but are not limited to, employee costs, purchased data, operational overhead, data storage and technology that supports multiple solution groups.
Revenues for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$53,137	56.5%	$53,045	58.7%	$92	0.2%
Cross Platform Solutions	40,829	43.5%	37,285	41.3%	3,544	9.5%
Total revenues	$93,966	100.0%	$90,330	100.0%	$3,636	4.0%
Digital Ad Solutions revenue increased primarily due to higher usage of our Activation product, which continued to experience double-digit year-over-year growth as we continued to bring new solutions to market, and higher deliveries of our Lift product and custom digital solutions. These increases were offset by lower revenue from delivery of our digital measurement products in Europe due to $2.4 million in license revenue recognized under a multi-year contract in the first quarter of 2021.
Cross Platform Solutions revenue increased primarily due to higher TV revenues from new partnerships, higher contract values from renewals and increased agency adoption. In addition, we recognized $2.0 million of revenue related to cost reimbursements of cloud computing and processing costs attributable to certain custom TV data set deliveries. Our movies revenue increased by $1.4 million due to the continued return of consumers to theaters in markets worldwide. We believe revenues from the movies business should continue to experience sequential quarterly increases in 2022 as consumers return to theaters.
As discussed above, we changed the way we evaluate and present our revenues beginning in the first quarter of 2022. Prior to this change, through the fourth quarter of 2021, our products and services were organized around measurement, planning and optimization in three offerings, as follows:
•Ratings and Planning provided measurement of the behavior and characteristics of audiences of content and advertising across TV and digital platforms. These products and services were designed to help customers find the most relevant viewing audience, whether that viewing was linear, time shifted/recorded, online or on-demand.
•Analytics and Optimization included Activation, Lift and survey-based products that provided end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection.
•Movies Reporting and Analytics measured movie viewership and box office results by capturing movie ticket sales in real time or near real time and included box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide.
Revenues for the three months ended March 31, 2022 and 2021 based on these three offerings of products and services would have been as follows:

	Three Months Ended March 31,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Variance	% Variance
Ratings and Planning	$67,458	71.8%	$65,806	72.9%	$1,652	2.5%
Analytics and Optimization	18,334	19.5%	17,701	19.6%	633	3.6%
Movies Reporting and Analytics	8,174	8.7%	6,823	7.5%	1,351	19.8%
Total revenues	$93,966	100.0%	$90,330	100.0%	$3,636	4.0%
Cost of Revenues
Cost of revenues consists primarily of expenses related to producing our products, operating our network infrastructure, the recruitment, maintenance and support of our consumer panels and amortization of capitalized fulfillment costs. These expenses include employee costs for salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain multichannel video programming distributor ("MVPD") data sets and panel, census based and other data sets used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment and internally developed software that supports our panels and systems. Additionally, cost of revenues includes allocated overhead, which is comprised of lease expense and other facilities-related costs, and depreciation expense generated by general purpose equipment and software.

Cost of revenues for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Data costs	$18,047	19.2%	$18,303	20.3%	$(256)	(1.4)%
Employee costs	10,476	11.1%	10,643	11.8%	(167)	(1.6)%
Systems and bandwidth costs	9,667	10.3%	6,835	7.6%	2,832	41.4%
Lease expense and depreciation	5,333	5.7%	4,917	5.4%	416	8.5%
Panel costs	3,737	4.0%	3,913	4.3%	(176)	(4.5)%
Sample and survey costs	1,745	1.9%	1,823	2.0%	(78)	(4.3)%
Professional fees	1,489	1.6%	1,283	1.4%	206	16.1%
Technology	1,262	1.3%	1,511	1.7%	(249)	(16.5)%
Royalties and resellers	921	1.0%	425	0.5%	496	116.7%
Other	241	0.3%	3,049	3.4%	(2,808)	(92.1)%
Total cost of revenues	$52,918	56.3%	$52,702	58.3%	$216	0.4%
Systems and bandwidth costs increased primarily due to cloud computing and processing costs attributable to certain custom TV data set deliveries in the first quarter of 2022, including $2.0 million that was recognized as revenue as described above. Other expenses decreased primarily due to the recognition of $2.4 million in license costs associated with the delivery of our digital measurement products in Europe in the first quarter of 2021 in connection with the multi-year contract described above.
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
Selling and marketing expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$14,210	15.1%	$15,284	16.9%	$(1,074)	(7.0)%
Lease expense and depreciation	946	1.0%	1,041	1.2%	(95)	(9.1)%
Technology	847	0.9%	662	0.7%	185	27.9%
Professional fees	508	0.5%	473	0.5%	35	7.4%
Other	655	0.7%	367	0.4%	288	78.5%
Total selling and marketing expenses	$17,166	18.3%	$17,827	19.7%	$(661)	(3.7)%
Employee costs decreased primarily due to lower stock-based compensation expense.
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
Research and development expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$7,455	7.9%	$7,795	8.6%	$(340)	(4.4)%
Technology	991	1.1%	1,133	1.3%	(142)	(12.5)%
Lease expense and depreciation	714	0.8%	859	1.0%	(145)	(16.9)%
Professional fees	248	0.3%	401	0.4%	(153)	(38.2)%
Other	124	0.1%	165	0.2%	(41)	(24.8)%
Total research and development expenses	$9,532	10.1%	$10,353	11.5%	$(821)	(7.9)%

General and Administrative
General and administrative expenses consist primarily of employee costs for salaries, benefits, stock-based compensation and other related costs, and related expenses for executive management, finance, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of lease expense and other facilities-related costs, depreciation expense related to general purpose equipment and software, amortization of cloud-computing implementation costs, changes in the fair value of our contingent consideration liability, Board of Directors compensation and expenses incurred for other general corporate purposes.
General and administrative expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$8,477	9.0%	$8,298	9.2%	$179	2.2%
Professional fees	4,236	4.5%	2,989	3.3%	1,247	41.7%
Technology	840	0.9%	589	0.7%	251	42.6%
Lease expense and depreciation	435	0.5%	474	0.5%	(39)	(8.2)%
Other	4,129	4.4%	2,118	2.3%	2,011	94.9%
Total general and administrative expenses	$18,117	19.3%	$14,468	16.0%	$3,649	25.2%
Professional fees increased primarily due to a reclassification of insurance costs from other expenses to better reflect the nature of services provided. Other expense increased primarily due to a $2.3 million loss resulting from the change in fair value of the contingent consideration recognized as part of the business combination described in Footnote 2, Summary of Significant Accounting Policies. This increase was partially offset by the reclassification of insurance costs to professional fees.
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. The following is a summary of other income (expense), net for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Change in fair value of warrants liability	$2,435	$(10,001)
Change in fair value of financing derivatives	—	1,800
Other	(2)	(73)
Total other income (expense), net	$2,433	$(8,274)
The change in other income (expense), net for the three months ended March 31, 2022 as compared to 2021 was largely driven by changes in the fair value of our warrants liability. The gain on the warrants liability for the three months ended March 31, 2022 was primarily due to a decrease in the trading price of our Common Stock during the quarter. The loss on the warrants liability for the three months ended March 31, 2021 was due primarily to the exercise price adjustment described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity, and an increase in the trading price of our Common Stock during the quarter.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our senior secured convertible notes (the "Notes"), foreign secured promissory note (the "Secured Term Note"), our senior secured revolving credit agreement (the "Revolving Credit Agreement"), sale-leaseback agreement, and our finance leases.
During the three months ended March 31, 2022 and 2021, we incurred interest expense, net of $0.2 million and $7.0 million, respectively. The decrease in interest expense for the three months ended March 31, 2022 as compared to 2021 was primarily due to the extinguishment of the Notes and the Secured Term Note in March 2021, as described in Footnote 5, Debt.
Gain From Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions. Our international currency exposures that relate to the translation to U.S. Dollars are in a net liability position and our international currency exposures that relate to the translation from U.S. Dollars are in a net asset position. For the three months ended March 31, 2022 and 2021, the gain from foreign currency transactions was $0.4 million and $1.1 million, respectively. The gain during the three months ended March 31, 2022 was primarily driven by fluctuations between the Chilean Peso, Euro and U.S. Dollar exchange rates. The gain during the three months ended March 31, 2021 was primarily driven by fluctuations in the U.S. Dollar against the Euro exchange rate.

Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the difference between the carrying value of our debt instruments and any consideration paid to our creditors in the form of cash or shares of our Common Stock on the extinguishment date.
In March 2021, we recorded a $9.6 million loss on debt extinguishment related to the payoff of the Notes and the Secured Term Note. The primary drivers of the extinguishment loss were the write-off of unamortized deferred financing costs and issuance discounts, the issuance of additional shares of Common Stock in connection with the extinguishment, and the derecognition of the interest rate reset derivative liability on the Notes. These components are described in Footnote 5, Debt.
Income Tax Provision
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
During the three months ended March 31, 2022 and 2021, we recorded income tax provisions of $1.4 million and $1.0 million, respectively resulting in effective tax rates of 17.5% and 2.9%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against our domestic deferred tax assets.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$12,408	$17,888
Net cash used in investing activities	(3,799)	(3,692)
Net cash used in financing activities	(748)	(30,477)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(86)	(588)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,775	(16,869)
Overview
Our principal uses of cash consist of cash paid for data, payroll and other operating expenses, including expenses incurred in prior periods; payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers; service of our debt and lease facilities; and dividend payment obligations with respect to our Series B Convertible Preferred Stock ("Preferred Stock").
As of March 31, 2022, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $30.1 million (including $0.4 million in restricted cash), cash flows from our operations, and $20.7 million available to us under our Revolving Credit Agreement, as described below.
On March 10, 2021, we entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine") (the "Transactions"). At the closing of the Transactions, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million.
The proceeds from the Transactions were used to repay the Notes issued to Starboard. For additional information on the Transactions and the extinguishment of the Notes, refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity and Footnote 5, Debt.
As of March 31, 2022, accrued dividends for the Preferred Stock totaled $11.7 million. These dividends are scheduled to be paid in cash on June 30, 2022.
On May 5, 2021, we entered into the Revolving Credit Agreement, which was subsequently amended in February 2022. The Revolving Credit Agreement provides a borrowing capacity equal to $40.0 million. During 2021, we borrowed $16.0 million under the Revolving Credit Agreement. In addition to these borrowings, we have issued and outstanding letters of credit totaling $3.3 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.7 million as of March 31, 2022.
Pandemic Impact
The COVID-19 pandemic and related government mandates and restrictions have had a significant impact on the media, advertising and entertainment industries in which we operate. To date, the COVID-19 pandemic has had some impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. These conditions have negatively impacted our revenue and cash flows, particularly in our movies business, and could continue to have an impact in future periods.

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
Preferred Stock
On March 10, 2021, in connection with the Securities Purchase Agreements described above, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of March 31, 2022, each share of Preferred Stock was convertible into 1.057292 shares of Common Stock, with such conversion rate scheduled to return to 1.00 upon payment of accrued dividends on June 30, 2022.
The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain specified circumstances. In addition, such holders are entitled to request, and we must take all actions reasonably necessary to pay, a one-time special dividend on the Preferred Stock equal to the highest dividend that our Board determines can be paid at the applicable time (or a lesser amount agreed by the holders), subject to additional conditions and limitations described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity. We may be obligated to obtain debt financing in order to effectuate the special dividend, which could significantly impact our financial position and liquidity depending on the timing and scope of the dividend payment and related financing. Moreover, this obligation could lead us to refinance or terminate the Revolving Credit Agreement prior to its maturity, due to its restrictions on our ability to incur additional debt.
Revolving Credit Agreement
On May 5, 2021, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement had an original borrowing capacity equal to $25.0 million and bore interest on borrowings at a Eurodollar Rate (as defined in the Revolving Credit Agreement) that was based on LIBOR. We may also request the issuance of letters of credit under the Revolving Credit Agreement in an aggregate amount up to $5.0 million, which reduces the amount of available borrowings by the amount of such issued and outstanding letters of credit. The facility has a maturity of three years from the closing date of the agreement.
On February 25, 2022, we entered into an amendment (the "Amendment") to the Revolving Credit Agreement to expand our aggregate borrowing capacity from $25.0 million to $40.0 million. The Amendment also replaced the Eurodollar Rate with a SOFR-based interest rate and modified the Applicable Rate definition in the Revolving Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 2.50% until the date a compliance certificate is received for the quarter ending March 31, 2023, with such Applicable Rate thereafter reducing to 2.25%.
The amount we are able to borrow under the Revolving Credit Agreement is subject to compliance with financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. Notably, the Revolving Credit Agreement contains financial covenants that require us to maintain minimum Consolidated EBITDA for periods through December 31, 2022, a minimum Consolidated Asset Coverage Ratio for periods ending March 31, 2022 through December 31, 2022, and a minimum Consolidated Fixed Charge Coverage Ratio for periods after December 31, 2022 (each term as defined in the Revolving Credit Agreement). As of March 31, 2022, we were in compliance with our covenants under the Revolving Credit Agreement, and based on our current plans, we do not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement.
As of March 31, 2022, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.3 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.7 million. The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods, and support our working capital position. While we continue to take steps to reduce our outstanding trade payables and improve our working capital position, our liquidity could be negatively affected if we are unable to generate sufficient cash from operations to meet our financial obligations as they come due.
For additional information on the Revolving Credit Agreement, refer to Footnote 5, Debt.
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
For additional information on the Private Placement and the adjustment to the exercise price of our Series A Warrants in connection with the Transactions (which adjustment could reduce the cash proceeds we receive upon exercise of the Series A Warrants), refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity.

Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of right-of-use assets, stock-based compensation, deferred tax provision, change in the fair value of contingent consideration, financing derivatives and warrants liability, loss on extinguishment of debt, non-cash interest expense on the Notes, accretion of debt discount, and amortization of deferred financing costs.
Net cash provided by operating activities for the three months ended March 31, 2022 was $12.4 million, compared to $17.9 million for the three months ended March 31, 2021. The decrease in cash provided by operating activities was primarily attributable to a net decrease in cash generated from operating assets and liabilities of $5.1 million for the three months ended March 31, 2022 as compared to $11.9 million for the three months ended March 31, 2021. The lower amount of cash generated from operating assets and liabilities in 2022 is primarily reflective of larger amounts paid to reduce our outstanding accounts payable and accrued expense balances during 2022 as compared to 2021.
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
Net cash used in investing activities for the three months ended March 31, 2022 was $3.8 million compared to $3.7 million for the three months ended March 31, 2021.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2022 was $0.7 million compared to $30.5 million during the three months ended March 31, 2021. The significant decrease in cash used for financing activities was due to repayment of our Notes and the Secured Term Note, which outflows were partially offset by cash proceeds received from the issuance of the Preferred Stock (net of related transaction costs), during 2021.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with MVPDs, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs for set-top box data. These agreements have remaining terms from one to nine years. As of March 31, 2022, the total fixed payment obligation related to these agreements is $318.5 million. In addition, we expect to make variable payments related to one of these agreements totaling an estimated $19.5 million over the next two years.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from one to six years. As of March 31, 2022, the total fixed payment obligation related to these agreements is $58.6 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is two years. As of March 31, 2022, the total fixed payment obligation related to this agreement is $17.2 million.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities and dividend payment obligations, and expenses from ongoing compliance efforts and legal matters. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from repayment of the Notes and Secured Term Note, cost-reduction initiatives undertaken by our management and borrowing capacity under our Revolving Credit Agreement, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. We may also be required to raise additional funds in order to pay a special dividend to holders of our Preferred Stock, as described above. Our history of net losses, as well as disruption and volatility in global capital and credit markets, could impact our ability to access capital resources on terms acceptable to us or allowable under applicable financing arrangements, or at all. If we issue additional equity securities in order to raise additional funds, pay dividends or for other purposes, further dilution to existing stockholders may occur.
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
Refer to the critical accounting estimates disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2021 10-K for detailed information about the estimates and assumptions that we consider to be the most critical to an understanding of our financial condition and results of operations. These estimates and assumptions involve significant judgments and uncertainties, and actual results in these areas could differ from our estimates.

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
Warrants liability financial instrument risk
As a result of having $8.1 million in liability related to outstanding warrants as of March 31, 2022, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of the warrants is impacted by changes in the market price of our Common Stock.
As of March 31, 2022, a 10% increase in the market price of our Common Stock would result in a $1.3 million increase in the fair value of the Series A Warrants, while a 10% decrease in the market price of our Common Stock would result in a $1.2 million decrease in the fair value of the Series A Warrants.
For further information on our outstanding warrants, refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity.
Interest rate and foreign currency risks
For discussion of the market risk associated with our interest rate and foreign currency risks, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2021 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed in Item 1A, "Risk Factors" of our 2021 10-K before you decide whether to invest in our stock. The risks identified below and in our 2021 10-K could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below and in our 2021 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
We face risks related to the Russian invasion of Ukraine, including from the resulting geopolitical effects.
The Russian invasion of Ukraine has resulted in worldwide geopolitical and macroeconomic uncertainty. The United States and others have imposed financial and economic sanctions on certain industry sectors and parties in and associated with Russia and Belarus, and additional sanctions continue to be proposed and adopted. Compliance with the evolving sanctions and export controls regime is complex and may lead to increased regulatory scrutiny, particularly with respect to data collection and data transfer in affected regions. The conflict may also heighten risks relating to employee safety, cybersecurity incidents or disruptions to our information systems, operational costs, reputational damage and potential retaliatory action by the Russian government or other actors. As the situation develops and the regulatory environment continues to evolve, we may adjust our business practices as required or appropriate to respond to the changes. While we do not currently expect the conflict to have a direct material impact on our business, it is not possible to predict the broader consequences, which could include additional sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on the global economy or on our business and operations, as well as those of our customers, partners and third-party service providers. Further, the effects of the ongoing conflict could serve to heighten many of the known risks we described in Item 1A, "Risk Factors" of our 2021 10-K.
Our outstanding securities, the stock or securities that we may become obligated to issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of March 31, 2022, our Preferred Stock was convertible into an aggregate of 87,255,755 shares of Common Stock at the election of the holders. Furthermore, we have reserved 5,457,026 shares of Common Stock for issuance pursuant to our Series A Warrants. We have also issued 7,945,519 shares of Common Stock for distribution to the selling stockholders of Shareablee (which we acquired in December 2021), and we expect to issue 121,357 shares of Common Stock in connection with a working capital adjustment for Shareablee in 2022. In addition, we may elect to pay any deferred consideration due to the Shareablee sellers in 2022, 2023 and 2024 in shares of Common Stock.
As of March 31, 2022, 1,683,455 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 4,556,589 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit awards under our equity incentive plans and arrangements (including assumed Shareablee awards and an employment inducement award we granted in 2021), and an aggregate of 1,761,614 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan ("2018 Plan") and acquired Shareablee plan. Additionally, we have proposed that our stockholders approve an amendment to the 2018 Plan to increase the number of shares of Common Stock available for grant under the 2018 Plan by 7,600,000.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2022
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

10.1+^	First Amendment to Data License Agreement, dated as of March 30, 2022, by and between comScore, Inc. and Charter Communications Operating, LLC

10.2
First Amendment, dated as of February 25, 2022, to the Credit Agreement among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 28, 2022) (File No. 001-33520)

10.3*
Transition and Separation Agreement, dated as of February 28, 2022, between comScore, Inc. and William Livek (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed February 28, 2022) (File No. 001-33520)

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

+ Filed or furnished herewith
^ Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and of the type that the Registrant treats as private and confidential.
* Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSCORE, INC.

By:	/s/ Jonathan Carpenter
Jonathan Carpenter
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)
May 10, 2022