Form 10-Q
period 2022-06-30
COMSCORE, INC.
filed 2022-08-09
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 5, 2022, there were 91,986,742 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-Q regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-Q and elsewhere within this report; those identified within Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021; those identified within Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022; and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2022	December 31, 2021
(In thousands, except share and par value data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,634	$21,854
Restricted cash	425	425
Accounts receivable, net of allowances of $911 and $1,173, respectively ($1,834 and $3,606 of accounts receivable attributable to related parties, respectively)	56,566	72,059
Prepaid expenses and other current assets	14,593	14,769
Total current assets	91,218	109,107
Property and equipment, net	36,462	36,451
Operating right-of-use assets	26,167	29,186
Deferred tax assets	2,738	2,811
Intangible assets, net	26,394	39,945
Goodwill	434,014	435,711
Other non-current assets	11,311	10,263
Total assets	$628,304	$663,474
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($12,063 and $6,575 attributable to related parties, respectively)	$33,299	$23,575
Accrued expenses ($4,379 and $4,122 attributable to related parties, respectively)	37,287	45,264
Contract liabilities ($2,165 and $3,553 attributable to related parties, respectively)	53,936	54,011
Customer advances	10,909	11,613
Current operating lease liabilities	7,528	7,538
Warrants liability	3,525	10,520
Other current liabilities ($43 and $7,863 attributable to related parties, respectively)	6,664	12,850
Total current liabilities	153,148	165,371
Non-current operating lease liabilities	32,348	36,055
Non-current portion of accrued data costs ($12,087 and $7,843 attributable to related parties, respectively)	20,781	16,005
Revolving line of credit	16,000	16,000
Deferred tax liabilities	2,997	2,103
Other non-current liabilities ($671 and $1,582 attributable to related parties, respectively)	13,358	16,879
Total liabilities	238,632	252,413
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 82,527,609 shares authorized, issued and outstanding as of June 30, 2022 and December 31, 2021; aggregate liquidation preference of $204,043 as of June 30, 2022, and $211,863 as of December 31, 2021 (related parties)	187,885	187,885
Stockholders' equity:
Preferred stock, $0.001 par value; 7,472,391 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued or outstanding as of June 30, 2022 or December 31, 2021	—	—
Common stock, $0.001 par value; 275,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 98,538,188 shares issued and 91,773,392 shares outstanding as of June 30, 2022, and 97,172,086 shares issued and 90,407,290 shares outstanding as of December 31, 2021	92	90
Additional paid-in capital	1,689,596	1,683,883
Accumulated other comprehensive loss	(17,183)	(12,098)
Accumulated deficit	(1,240,734)	(1,218,715)
Treasury stock, at cost, 6,764,796 shares as of June 30, 2022 and December 31, 2021	(229,984)	(229,984)
Total stockholders' equity	201,787	223,176
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$628,304	$663,474
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenues (2)	$91,434	$87,659	$185,400	$177,989

Cost of revenues (1) (2) (3)	51,467	51,386	104,385	104,088
Selling and marketing (1) (3)	17,485	16,530	34,651	34,357
Research and development (1) (3)	9,917	10,132	19,449	20,485
General and administrative (1) (3)	17,103	14,246	35,220	28,714
Amortization of intangible assets	6,772	6,255	13,551	12,694
Total expenses from operations	102,744	98,549	207,256	200,338
Loss from operations	(11,310)	(10,890)	(21,856)	(22,349)
Other income (expense), net	4,557	(6,508)	6,990	(14,782)
Gain (loss) from foreign currency transactions	2,527	(370)	2,947	704
Interest expense, net (2)	(176)	(355)	(376)	(7,400)
Loss on extinguishment of debt (2)	—	—	—	(9,629)
Loss before income taxes	(4,402)	(18,123)	(12,295)	(53,456)
Income tax provision	(648)	(422)	(2,031)	(1,444)
Net loss	$(5,050)	$(18,545)	$(14,326)	$(54,900)
Net loss available to common stockholders
Net loss	$(5,050)	$(18,545)	$(14,326)	$(54,900)
Convertible redeemable preferred stock dividends (2)	(3,868)	(3,868)	(7,693)	(4,803)
Total net loss available to common stockholders	$(8,918)	$(22,413)	$(22,019)	$(59,703)
Net loss per common share:
Basic and diluted	$(0.10)	$(0.28)	$(0.24)	$(0.76)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	92,405,250	81,427,971	92,048,120	78,813,987
Comprehensive loss:
Net loss	$(5,050)	$(18,545)	$(14,326)	$(54,900)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(4,544)	731	(5,085)	(1,420)
Total comprehensive loss	$(9,594)	$(17,814)	$(19,411)	$(56,320)

(1) Excludes amortization of intangible assets, which is presented as a separate line item.
(2) Transactions with related parties are included in the line items above as follows (refer to Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$4,186	$4,019	$8,598	$7,875
Cost of revenues	7,773	8,213	15,441	18,034
Interest expense, net	—	—	—	4,692
Loss on extinguishment of debt	—	—	—	(9,608)
Convertible redeemable preferred stock dividends	(3,868)	(3,868)	(7,693)	(4,803)

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$421	$468	$722	$1,323
Selling and marketing	409	516	672	1,471
Research and development	311	350	511	992
General and administrative	2,121	1,851	3,893	4,336
Total stock-based compensation expense	$3,262	$3,185	$5,798	$8,122
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	82,527,609	$187,885	90,407,290	$90	$1,683,883	$(12,098)	$(1,218,715)	$(229,984)	$223,176
Net loss	—	—	—	—	—	—	(9,276)	—	(9,276)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,825)	—	(3,825)
Restricted stock units distributed	—	—	212,246	—	—	—	—	—	—
Exercise of Common Stock options	—	—	86,941	1	102	—	—	—	103
Payments for taxes related to net share settlement of equity awards	—	—	(474)	—	(1)	—	—	—	(1)
Amortization of stock-based compensation	—	—	—	—	1,908	—	—	—	1,908
Settlement of restricted stock unit liability	—	—	—	—	1,719	—	—	—	1,719
Foreign currency translation adjustment	—	—	—	—	—	(541)	—	—	(541)
Other	—	—	(661)	—	(3)	—	—	—	(3)
Balance as of March 31, 2022	82,527,609	$187,885	90,705,342	$91	$1,687,608	$(12,639)	$(1,231,816)	$(229,984)	$213,260
Net loss	—	—	—	—	—	—	(5,050)	—	(5,050)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,868)	—	(3,868)
Restricted stock units distributed	—	—	958,594	1	—	—	—	—	1
Exercise of Common Stock options	—	—	745	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(12,646)	—	(23)	—	—	—	(23)
Amortization of stock-based compensation	—	—	—	—	2,011	—	—	—	2,011
Foreign currency translation adjustment	—	—	—	—	—	(4,544)	—	—	(4,544)
Other	—	—	121,357	—	—	—	—	—	—
Balance as of June 30, 2022	82,527,609	$187,885	91,773,392	$92	$1,689,596	$(17,183)	$(1,240,734)	$(229,984)	$201,787
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity, and Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	72,938,546	$73	$1,621,986	$(7,030)	$(1,156,055)	$(229,984)	$228,990
Net loss	—	—	—	—	—	—	(36,355)	—	(36,355)
Convertible redeemable preferred stock, net of issuance costs (1)	82,527,609	188,183	—	—	—	—	—	—	—
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(935)	—	(935)
Interest paid in Common Stock (1)	—	—	4,165,781	4	10,808	—	—	—	10,812
Conversion shares issued as extinguishment cost on senior secured convertible notes (1)	—	—	3,150,000	3	9,605	—	—	—	9,608
Restricted stock units distributed	—	—	442,051	1	—	—	—	—	1
Payments for taxes related to net share settlement of equity awards	—	—	(10,231)	—	(37)	—	—	—	(37)
Settlement of restricted stock unit liability	—	—	—	—	7,117	—	—	—	7,117
Amortization of stock-based compensation	—	—	—	—	1,358	—	—	—	1,358
Foreign currency translation adjustment	—	—	—	—	—	(2,151)	—	—	(2,151)
Balance as of March 31, 2021	82,527,609	$188,183	80,686,147	$81	$1,650,837	$(9,181)	$(1,193,345)	$(229,984)	$218,408
Net loss	—	—	—	—	—	—	(18,545)	—	(18,545)
Adjustment to issuance costs on convertible redeemable preferred stock	—	(298)	—	—	—	—	—	—	—
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,868)	—	(3,868)
Restricted stock units distributed	—	—	1,486,344	1	—	—	—	—	1
Payments for taxes related to net share settlement of equity awards	—	—	(414)	—	(1)	—	—	—	(1)
Amortization of stock-based compensation	—	—	—	—	1,895	—	—	—	1,895
Foreign currency translation adjustment	—	—	—	—	—	731	—	—	731
Balance as of June 30, 2021	82,527,609	$187,885	82,172,077	$82	$1,652,731	$(8,450)	$(1,215,758)	$(229,984)	$198,621
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
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2022
(In thousands)	2022	2021
Operating activities:
Net loss	$(14,326)	$(54,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	13,551	12,694
Depreciation	8,356	7,991
Stock-based compensation expense	5,798	8,122
Non-cash operating lease expense	2,990	2,597
Change in fair value of contingent consideration liability	2,403	—
Amortization expense of finance leases	1,360	941
Deferred tax provision	781	967
Change in fair value of warrants liability	(6,995)	16,520
Loss on extinguishment of debt	—	9,629
Non-cash interest expense on senior secured convertible notes (1)	—	4,692
Other	1,128	357
Changes in operating assets and liabilities:
Accounts receivable	14,413	5,336
Prepaid expenses and other assets	(2,278)	1,516
Accounts payable, accrued expenses and other liabilities	2,544	8,692
Contract liabilities and customer advances	(1,642)	(11,608)
Operating lease liabilities	(3,850)	(2,686)
Net cash provided by operating activities	24,233	10,860

Investing activities:
Capitalized internal-use software costs	(7,587)	(7,369)
Purchases of property and equipment	(669)	(354)
Net cash used in investing activities	(8,256)	(7,723)

Financing activities:
Payments for dividends on convertible redeemable preferred stock (1)	(15,512)	(4,760)
Principal payments on finance leases	(1,456)	(920)
Principal payment and extinguishment costs on senior secured convertible notes (1)	—	(204,014)
Principal payment and extinguishment costs on secured term note	—	(14,031)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs (1)	—	188,183
Other	(21)	(334)
Net cash used in financing activities	(16,989)	(35,876)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,208)	(322)
Net decrease in cash, cash equivalents and restricted cash	(2,220)	(33,061)
Cash, cash equivalents and restricted cash at beginning of period	22,279	50,741
Cash, cash equivalents and restricted cash at end of period	$20,059	$17,680

	As of June 30,
	2022	2021
Cash and cash equivalents	$19,634	$16,659
Restricted cash	425	1,021
Total cash, cash equivalents and restricted cash	$20,059	$17,680

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of non-cash investing and financing activities:
Settlement of restricted stock unit liability	$1,719	$7,117
Right-of-use assets obtained in exchange for finance lease liabilities	1,106	1,707
Change in accounts payable and accrued expenses related to capital expenditures	979	633
Interest paid in Common Stock (1)	—	10,812
Conversion shares issued as extinguishment cost on senior secured convertible notes (1)	—	9,608
Right-of-use assets obtained in exchange for operating lease liabilities	—	4,840
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
Management Changes
On July 5, 2022, the Company's Board of Directors appointed Jonathan Carpenter as the Company's Chief Executive Officer, effective July 6, 2022. In connection with Mr. Carpenter's appointment, William Livek retired as the Company's Chief Executive Officer. Also on July 5, 2022, the Board of Directors appointed Mary Margaret Curry as the Company's Chief Financial Officer and Treasurer, effective July 6, 2022. Ms. Curry continues to serve as the Company's principal accounting officer.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, change in fair value of financing derivatives, accretion of debt discount, and amortization of deferred financing costs have been aggregated within other operating activities on the Condensed Consolidated Statements of Cash Flows. In addition, principal payments on software license arrangements, revolving line of credit issuance costs, and payments for taxes related to net share settlement of equity awards have been aggregated within other financing activities on the Condensed Consolidated Statements of Cash Flows.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K"). The Condensed Consolidated Results of Operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022 or thereafter. All references to June 30, 2022 and 2021 in the Notes to Condensed Consolidated Financial Statements are unaudited.
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
In March 2022, the Company determined sufficient achievement of the milestones had been demonstrated and the full amount of the contingent consideration was reasonably certain to be payable. In April 2022, the contingency was resolved and the full amount was deemed payable, subject to reduction for any pending indemnification claims and other terms set forth in the Merger Agreement. The resolution of this contingency eliminated the option pricing model as a valuation technique, and as a result the fair value was remeasured using only the discounted cash flow model. The Company expects to settle the liability in three installments of $3.7 million, $3.7 million and $1.2 million payable in any combination of cash and Common Stock (at the Company's election) in December 2022, 2023 and 2024, respectively.
The estimated fair value of the contingent consideration liability as of June 30, 2022 was $8.0 million. The loss due to change in fair value of $2.4 million for the six months ended June 30, 2022 was classified within general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The loss due to change in fair value for the three months ended June 30, 2022 was negligible.
Refer to Footnote 6, Fair Value Measurements, for additional information on the fair value of the contingent consideration.
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
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of June 30, 2022 because a deemed liquidation event is not considered probable.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability. As of June 30, 2022, the probability of a change of control was determined to be remote and the fair value of the change of control derivative was determined to be negligible.
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

The fair value of each warrant is estimated utilizing an option pricing model. Significant valuation inputs include the price and expected volatility of the Company's Common Stock, risk-free rate, and the remaining term of the warrants. As of June 30, 2022, the probability of a change of control was determined to be remote and did not require an enhancement to the valuation technique.
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
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of the Company's normal operations. The following is a summary of the significant components of other income (expense), net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Change in fair value of warrants liability	$4,560	$(6,519)	$6,995	$(16,520)
Change in fair value of financing derivatives	—	—	—	1,800
Other	(3)	11	(5)	(62)
Total other income (expense), net	$4,557	$(6,508)	$6,990	$(14,782)
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
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Preferred stock (1)	87,255,753	82,527,609	85,708,361	51,350,512
Warrants	5,457,026	5,457,026	5,457,026	5,457,026
Stock options and restricted stock units	4,461,988	5,247,075	4,566,611	4,435,010
Contingent consideration (2)	4,174,757	—	4,174,757	—
Senior secured convertible notes	—	—	—	2,462,981
Total	101,349,524	93,231,710	99,906,755	63,705,529
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period (or at the time of issuance, if later).
(2) A contingent consideration liability was recognized as part of the Shareablee acquisition described in Footnote 2, Summary of Significant Accounting Policies. The liability payments may be settled in any combination of cash or shares of Common Stock (at the Company's election) based on the volume-weighted average trading price of the Common Stock for the ten trading days prior to the date of each payment. Settlement of this liability in Common Stock could potentially dilute basic earnings per share in future periods. The Company calculated a potential anti-dilutive share count based on the expected payments totaling $8.6 million and the $2.06 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on June 30, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
By solution group:
Digital Ad Solutions	$51,630	$52,497	$104,767	$105,542
Cross Platform Solutions	39,804	35,162	80,633	72,447
Total	$91,434	$87,659	$185,400	$177,989
By geographical market:
United States	$81,631	$77,632	$165,713	$155,406
Europe	4,475	5,442	9,682	13,713
Canada	2,174	1,817	3,993	3,561
Latin America	2,136	1,704	3,926	3,280
Other	1,018	1,064	2,086	2,029
Total	$91,434	$87,659	$185,400	$177,989
By timing of revenue recognition:
Products and services transferred over time	$76,738	$69,656	$154,682	$137,772
Products and services transferred at a point in time	14,696	18,003	30,718	40,217
Total	$91,434	$87,659	$185,400	$177,989
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	June 30, 2022	December 31, 2021
Accounts receivable, net	$56,566	$72,059
Current and non-current contract assets	5,751	4,875
Current contract liabilities	53,936	54,011
Current customer advances	10,909	11,613
Non-current contract liabilities	574	1,262
Significant changes in the current contract liabilities balance are as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Revenue recognized that was included in the opening contract liabilities balance	$(43,405)	$(41,506)
Cash received or amounts billed in advance and not recognized as revenue	44,740	36,262
Remaining Performance Obligations
As of June 30, 2022, approximately $215.0 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 29% of these remaining performance obligations during the remainder of 2022, approximately 38% in 2023, and approximately 16% in 2024, with the remainder recognized thereafter.
4.Convertible Redeemable Preferred Stock and Stockholders' Equity
2021 Issuance of Preferred Stock
On March 10, 2021, the Company issued and sold 82,527,609 shares of Preferred Stock in exchange for aggregate gross proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs.

The Preferred Stock is convertible at the option of the holders at any time into shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. As of June 30, 2022, each share of Preferred Stock would have been convertible into 1.000208 shares of Common Stock, with such assumed conversion rate scheduled to return to 1.00 upon payment of accrued dividends on June 30, 2023.
As of June 30, 2022, no shares of Preferred Stock have been converted into Common Stock.
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
The estimated fair value of the Series A Warrants as of June 30, 2022 was $3.5 million. Refer to Footnote 6, Fair Value Measurements, for information on the Level 3 inputs utilized for the determination of the fair value of the warrants.
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
Additionally, the Revolving Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company is in compliance with the covenants under the amended Revolving Credit Agreement as of June 30, 2022.
The Revolving Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
As of June 30, 2022, the Company had outstanding borrowings of $16.0 million, and issued and outstanding letters of credit of $3.3 million, under the amended Revolving Credit Agreement, with remaining borrowing capacity of $20.7 million.
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

6.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	June 30, 2022				December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$439	$—	$—	$439	$2,429	$—	$—	$2,429

Liabilities
Contingent consideration liability (2)	$—	$8,003	$—	$8,003	$—	$—	$5,600	$5,600
Warrants liability (3)	—	—	3,525	3,525	—	—	10,520	10,520
Total liabilities	$—	$8,003	$3,525	$11,528	$—	$—	$16,120	$16,120
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The fair value of this liability as of June 30, 2022 is derived from a technique which utilizes market-corroborated inputs that result in classification as a Level 2 fair value measurement as of such date. The fair value of this liability as of December 31, 2021 was derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as a Level 3 fair value measurement as of such date. The current and non-current portions of the contingent consideration liability are classified within other current and non-current liabilities in the Condensed Consolidated Balance Sheets. The current portion of the contingent consideration liability was $3.6 million and $1.0 million as of June 30, 2022 and December 31, 2021, respectively. The non-current portion of the contingent consideration liability was $4.4 million and $4.6 million as of June 30, 2022 and December 31, 2021, respectively.
(3) The fair value of this liability is derived from a technique which utilizes inputs, certain of which are significant and unobservable, that result in classification as a Level 3 fair value measurement. Warrants liability includes only the Series A warrants as of June 30, 2022 and December 31, 2021.
The elimination of the option pricing model used to value the contingent consideration liability reflected a change in the Company's valuation technique during the three months ended June 30, 2022. There were no other changes to the Company's valuation techniques or methodologies during the three and six months ended June 30, 2022 or 2021.
The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the six months ended June 30, 2022 and 2021, respectively:

(In thousands)	Contingent Consideration Liability	Warrants Liability
Balance as of December 31, 2021	$5,600	$10,520
Total loss (gain) recognized due to remeasurement (1)	2,348	(6,995)
Transfer to Level 2 (2)	(7,948)	—
Balance as of June 30, 2022	$—	$3,525
(1) The loss due to remeasurement of the contingent consideration liability was recorded in general and administrative expense, and the gain on remeasurement of the warrants liability was recorded in other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2) The transfer was due to the resolution of the contingency regarding the amount of consideration payable. Transfers between levels of the fair value hierarchy are recognized at the beginning of the reporting period.

(In thousands)	Interest Make-whole Derivative Liability	Financing Derivative Liabilities	Warrants Liability
Balance as of December 31, 2020	$871	$11,300	$2,831
Total loss (gain) recognized due to remeasurement (1)	150	(1,800)	16,520
Settlement or derecognition upon extinguishment of host debt (2)	(1,021)	(9,500)	—
Balance as of June 30, 2021	$—	$—	$19,351
(1) All losses and gains were recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2) Refer to Footnote 5, Debt for additional information on the extinguishment of the Notes and Secured Term Note.

The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed as of June 30, 2022 and December 31, 2021 that are measured at fair value on a recurring basis:

	Fair Value Measurements
	Significant Valuation Technique	Significant Valuation Inputs	June 30, 2022	December 31, 2021
Warrants liability	Option pricing	Stock price	$2.06	$3.34
		Exercise price	$2.47	$2.47
		Volatility	65.0%	85.0%
		Term	1.99 years	2.49 years
		Risk-free rate	2.9%	0.9%
The primary sensitivities in the valuation of the warrants liability are driven by the Common Stock price at the measurement date and the expected volatility of the Common Stock over the remaining term.
7.Accrued Expenses

	As of	As of
(In thousands)	June 30, 2022	December 31, 2021
Accrued data costs	$15,837	$18,116
Payroll and payroll-related	12,519	16,272
Professional fees	2,288	2,978
Other	6,643	7,898
Total accrued expenses	$37,287	$45,264
8.Related Party Transactions
Transactions with WPP plc
As of June 30, 2022 (based on public filings), WPP plc and its affiliates ("WPP") owned 11,319,363 shares of the Company's outstanding Common Stock, representing 12.3% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues	$3,369	$3,287	$6,710	$6,613
Cost of revenues	2,234	2,416	4,374	7,093
The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	June 30, 2022	December 31, 2021
Assets
Accounts receivable, net	$1,353	$3,506
Liabilities
Accounts payable	$1,931	$1,395
Contract liabilities	1,910	3,403
Other non-current liabilities	671	1,582
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
As of June 30, 2022 and December 31, 2021, Charter, Qurate and Pine each owned 27,509,203 shares of the Company's outstanding Preferred Stock. On June 30, 2022, in accordance with the Certificate of Designations, the Company made cash dividend payments totaling $15.5 million to the holders of the Preferred Stock, representing dividends accrued for the period from June 30, 2021 through June 29, 2022. Accrued dividends to the holders of Preferred Stock as of June 30, 2022 were negligible. The next scheduled dividend payment date for the Preferred Stock is June 30, 2023.
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
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues	$546	$540	$1,272	$879
Cost of revenues	5,539	5,797	11,067	10,942
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheet:

	As of	As of
(In thousands)	June 30, 2022	December 31, 2021
Accounts payable	$10,131	$5,180
Accrued expenses	4,083	3,377
Non-current portion of accrued data costs	12,087	7,843
The Company recognized revenues of $0.2 million during the three months ended June 30, 2022 and 2021, and $0.4 million during the six months ended June 30, 2022 and 2021, from transactions with Qurate and its affiliates in the normal course of business as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company had no transactions, other than the issuance of shares of Preferred Stock and related matters, with Pine for the three and six months ended June 30, 2022 and 2021.
Transactions with Starboard
In 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5.0% of the Company's outstanding Common Stock. Refer to Footnote 5, Debt, for further information regarding these agreements and the Company's issuance of Notes to Starboard in 2018. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5.0% of the Company's outstanding Common Stock in January 2018. In addition, pursuant to a prior agreement with Starboard, the Company provided Starboard the right to designate certain members to the Company's Board. As of December 31, 2018, Starboard had no remaining right to designate any directors to the Board. As of June 30, 2022, there were no directors remaining on the Board who were designated by Starboard.
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
The Company had no outstanding balances related to Starboard as of June 30, 2022 or December 31, 2021.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K"), under Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the "Q1 2022 10-Q"), under Item 1A, "Risk Factors" in this 10-Q and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
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
Management Changes
On July 5, 2022, our Board of Directors appointed Jonathan Carpenter as our Chief Executive Officer, effective July 6, 2022. In connection with Mr. Carpenter's appointment, William Livek retired as our Chief Executive Officer. Also on July 5, 2022, the Board of Directors appointed Mary Margaret Curry as our Chief Financial Officer and Treasurer, effective July 6, 2022. Ms. Curry continues to serve as our principal accounting officer.
Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$91,434	100.0%	$87,659	100.0%	$185,400	100.0%	$177,989	100.0%
Cost of revenues	51,467	56.3%	51,386	58.6%	104,385	56.3%	104,088	58.5%
Selling and marketing	17,485	19.1%	16,530	18.9%	34,651	18.7%	34,357	19.3%
Research and development	9,917	10.8%	10,132	11.6%	19,449	10.5%	20,485	11.5%
General and administrative	17,103	18.7%	14,246	16.3%	35,220	19.0%	28,714	16.1%
Amortization of intangible assets	6,772	7.4%	6,255	7.1%	13,551	7.3%	12,694	7.1%
Total expenses from operations	102,744	112.4%	98,549	112.4%	207,256	111.8%	200,338	112.6%
Loss from operations	(11,310)	(12.4)%	(10,890)	(12.4)%	(21,856)	(11.8)%	(22,349)	(12.6)%
Other income (expense), net	4,557	5.0%	(6,508)	(7.4)%	6,990	3.8%	(14,782)	(8.3)%
Gain (loss) from foreign currency transactions	2,527	2.8%	(370)	(0.4)%	2,947	1.6%	704	0.4%
Interest expense, net	(176)	(0.2)%	(355)	(0.4)%	(376)	(0.2)%	(7,400)	(4.2)%
Loss on extinguishment of debt	—	—%	—	—%	—	—%	(9,629)	(5.4)%
Loss before income taxes	(4,402)	(4.8)%	(18,123)	(20.7)%	(12,295)	(6.6)%	(53,456)	(30.0)%
Income tax provision	(648)	(0.7)%	(422)	(0.5)%	(2,031)	(1.1)%	(1,444)	(0.8)%
Net loss	$(5,050)	(5.5)%	$(18,545)	(21.2)%	$(14,326)	(7.7)%	$(54,900)	(30.8)%

Revenues
Our products and services are organized around solution groups that address customer needs. Accordingly, we evaluate revenue around two solution groups:
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
Revenues for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$51,630	56.5%	$52,497	59.9%	$(867)	(1.7)%
Cross Platform Solutions	39,804	43.5%	35,162	40.1%	4,642	13.2%
Total revenues	$91,434	100.0%	$87,659	100.0%	$3,775	4.3%
Digital Ad Solutions revenue decreased primarily due to lower usage of our Activation product, partially offset by higher deliveries of our custom digital solutions.
Cross Platform Solutions revenue increased primarily due to higher TV revenues from new partnerships, higher contract values from renewals and increased agency adoption. Our movies revenue increased due to the continued return of consumers to theaters in markets worldwide.
Revenues for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$104,767	56.5%	$105,542	59.3%	$(775)	(0.7)%
Cross Platform Solutions	80,633	43.5%	72,447	40.7%	8,186	11.3%
Total revenues	$185,400	100.0%	$177,989	100.0%	$7,411	4.2%
Digital Ad Solutions revenue decreased primarily due to lower revenue from delivery of our digital measurement products in Europe due to $2.4 million in license revenue recognized under a multi-year contract in the first quarter of 2021. This decrease was partially offset by higher revenue from deliveries of our custom digital solutions.
Cross Platform Solutions revenue increased primarily due to higher TV revenues from new partnerships, higher contract values from renewals and increased agency adoption. In addition, we recognized $3.0 million of revenue related to cost reimbursements of cloud computing and processing costs attributable to certain custom TV data set deliveries. Our movies revenue increased by $2.2 million due to the continued return of consumers to theaters in markets worldwide.
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

Cost of revenues for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Data costs	$18,933	20.7%	$18,937	21.6%	$(4)	—%
Employee costs	10,745	11.8%	10,340	11.8%	405	3.9%
Systems and bandwidth costs	7,210	7.9%	7,340	8.4%	(130)	(1.8)%
Lease expense and depreciation	5,297	5.8%	4,855	5.5%	442	9.1%
Panel costs	3,696	4.0%	3,766	4.3%	(70)	(1.9)%
Sample and survey costs	1,879	2.1%	1,548	1.8%	331	21.4%
Professional fees	1,418	1.6%	1,476	1.7%	(58)	(3.9)%
Technology	1,301	1.4%	1,466	1.7%	(165)	(11.3)%
Royalties and resellers	705	0.8%	1,268	1.4%	(563)	(44.4)%
Other	283	0.3%	390	0.4%	(107)	(27.4)%
Total cost of revenues	$51,467	56.3%	$51,386	58.6%	$81	0.2%
Cost of revenues for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Data costs	$36,980	19.9%	$37,240	20.9%	$(260)	(0.7)%
Employee costs	21,221	11.4%	20,983	11.8%	238	1.1%
Systems and bandwidth costs	16,877	9.1%	14,175	8.0%	2,702	19.1%
Lease expense and depreciation	10,630	5.7%	9,772	5.5%	858	8.8%
Panel costs	7,433	4.0%	7,679	4.3%	(246)	(3.2)%
Sample and survey costs	3,624	2.0%	3,371	1.9%	253	7.5%
Professional fees	2,907	1.6%	2,759	1.6%	148	5.4%
Technology	2,563	1.4%	2,977	1.7%	(414)	(13.9)%
Royalties and resellers	1,626	0.9%	1,693	1.0%	(67)	(4.0)%
Other	524	0.3%	3,439	1.9%	(2,915)	(84.8)%
Total cost of revenues	$104,385	56.3%	$104,088	58.5%	$297	0.3%
Systems and bandwidth costs increased primarily due to cloud computing and processing costs attributable to certain custom TV data set deliveries in the first half of 2022, including $3.0 million that was recognized as revenue as described above. Other expenses decreased primarily due to the recognition of $2.4 million in license costs associated with the delivery of our digital measurement products in Europe in the first quarter of 2021 in connection with the multi-year contract described above.
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
Selling and marketing expenses for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$14,085	15.4%	$13,893	15.8%	$192	1.4%
Lease expense and depreciation	955	1.0%	1,008	1.1%	(53)	(5.3)%
Technology	850	0.9%	610	0.7%	240	39.3%
Professional fees	577	0.6%	609	0.7%	(32)	(5.3)%
Other	1,018	1.1%	410	0.5%	608	148.3%
Total selling and marketing expenses	$17,485	19.1%	$16,530	18.9%	$955	5.8%

Selling and marketing expenses for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$28,295	15.3%	$29,177	16.4%	$(882)	(3.0)%
Lease expense and depreciation	1,901	1.0%	2,049	1.2%	(148)	(7.2)%
Technology	1,697	0.9%	1,272	0.7%	425	33.4%
Professional fees	1,085	0.6%	1,082	0.6%	3	0.3%
Other	1,673	0.9%	777	0.4%	896	115.3%
Total selling and marketing expenses	$34,651	18.7%	$34,357	19.3%	$294	0.9%
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
Research and development expenses for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$7,676	8.4%	$7,477	8.5%	$199	2.7%
Technology	1,020	1.1%	1,100	1.3%	(80)	(7.3)%
Lease expense and depreciation	721	0.8%	838	1.0%	(117)	(14.0)%
Professional fees	339	0.4%	597	0.7%	(258)	(43.2)%
Other	161	0.2%	120	0.1%	41	34.2%
Total research and development expenses	$9,917	10.8%	$10,132	11.6%	$(215)	(2.1)%
Research and development expenses for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$15,131	8.2%	$15,272	8.6%	$(141)	(0.9)%
Technology	2,011	1.1%	2,233	1.3%	(222)	(9.9)%
Lease expense and depreciation	1,435	0.8%	1,697	1.0%	(262)	(15.4)%
Professional fees	587	0.3%	998	0.6%	(411)	(41.2)%
Other	285	0.2%	285	0.2%	—	—%
Total research and development expenses	$19,449	10.5%	$20,485	11.5%	$(1,036)	(5.1)%
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
General and administrative expenses for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$9,523	10.4%	$7,603	8.7%	$1,920	25.3%
Professional fees	4,386	4.8%	3,577	4.1%	809	22.6%
Technology	839	0.9%	622	0.7%	217	34.9%
Lease expense and depreciation	406	0.4%	417	0.5%	(11)	(2.6)%
Other	1,949	2.1%	2,027	2.3%	(78)	(3.8)%
Total general and administrative expenses	$17,103	18.7%	$14,246	16.3%	$2,857	20.1%
Employee costs increased primarily due to severance expense related to the retirement of our former Chief Executive Officer ("CEO").

General and administrative expenses for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$18,000	9.7%	$15,901	8.9%	$2,099	13.2%
Professional fees	8,622	4.7%	6,566	3.7%	2,056	31.3%
Technology	1,679	0.9%	1,211	0.7%	468	38.6%
Lease expense and depreciation	841	0.5%	891	0.5%	(50)	(5.6)%
Other	6,078	3.3%	4,145	2.3%	1,933	46.6%
Total general and administrative expenses	$35,220	19.0%	$28,714	16.1%	$6,506	22.7%
Employee costs increased primarily due to severance expense related to the retirement of our former CEO. Professional fees increased primarily due to a reclassification of insurance costs from other expenses to better reflect the nature of services provided. Other expense increased primarily due to a $2.4 million loss resulting from the change in fair value of the contingent consideration recognized as part of the business combination described in Footnote 2, Summary of Significant Accounting Policies. This increase was partially offset by the reclassification of insurance costs to professional fees.
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. The following is a summary of other income (expense), net for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Change in fair value of warrants liability	$4,560	$(6,519)	$6,995	$(16,520)
Change in fair value of financing derivatives	—	—	—	1,800
Other	(3)	11	(5)	(62)
Total other income (expense), net	$4,557	$(6,508)	$6,990	$(14,782)
The change in other income (expense), net for the three and six months ended June 30, 2022 as compared to 2021 was largely driven by changes in the fair value of our warrants liability. The gain on the warrants liability for the three and six months ended June 30, 2022 was primarily due to a decrease in the trading price of our Common Stock during the relevant periods. The loss on the warrants liability for the three and six months ended June 30, 2021 was due primarily to the exercise price adjustment described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity, and an increase in the trading price of our Common Stock during the relevant periods.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our senior secured convertible notes (the "Notes"), foreign secured promissory note (the "Secured Term Note"), our senior secured revolving credit agreement (the "Revolving Credit Agreement"), our sale-leaseback agreement, and our finance leases.
We incurred interest expense, net of $0.2 million and $0.4 million during the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $7.4 million during the six months ended June 30, 2022 and 2021, respectively. The decrease in interest expense for the six months ended June 30, 2022 as compared to 2021 was primarily due to the extinguishment of the Notes and the Secured Term Note in March 2021, as described in Footnote 5, Debt.
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
For the three months ended June 30, 2022 and 2021, the gain (loss) from foreign currency transactions was $2.5 million and $(0.4) million, respectively. For the six months ended June 30, 2022 and 2021, the gain from foreign currency transactions was $2.9 million and $0.7 million, respectively. The gain during the three and six months ended June 30, 2022 was primarily driven by fluctuations between the Chilean Peso, Euro and U.S. Dollar exchange rates.
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
For the three months ended June 30, 2022 and 2021, we recorded income tax provisions of $0.6 million and $0.4 million, respectively, resulting in effective tax rates of 14.7% and 2.3%, respectively. For the six months ended June 30, 2022 and 2021, we recorded income tax provisions of $2.0 million and $1.4 million, respectively, resulting in effective tax rates of 16.5% and 2.7%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against our domestic deferred tax assets. The increase in the income tax provision during 2022 as compared to 2021 was primarily due to an increase in estimated foreign tax expense in 2022.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$24,233	$10,860
Net cash used in investing activities	(8,256)	(7,723)
Net cash used in financing activities	(16,989)	(35,876)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,208)	(322)
Net decrease in cash, cash equivalents and restricted cash	(2,220)	(33,061)
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
As of June 30, 2022, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $20.1 million (including $0.4 million in restricted cash), cash flows from our operations, and $20.7 million available to us under our Revolving Credit Agreement, as described below.
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
On May 5, 2021, we entered into the Revolving Credit Agreement, which was subsequently amended in February 2022. The Revolving Credit Agreement provides a borrowing capacity equal to $40.0 million. During 2021, we borrowed $16.0 million under the Revolving Credit Agreement. In addition to these borrowings, we have issued and outstanding letters of credit totaling $3.3 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.7 million as of June 30, 2022.
On June 30, 2022, we made cash dividend payments totaling $15.5 million to the holders of the Preferred Stock, representing dividends accrued for the period from June 30, 2021 through June 29, 2022. The next scheduled dividend payment date for the Preferred Stock is June 30, 2023.
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

Preferred Stock
On March 10, 2021, in connection with the Securities Purchase Agreements described above, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of June 30, 2022, each share of Preferred Stock would have been convertible into 1.000208 shares of Common Stock, with such assumed conversion rate scheduled to return to 1.00 upon payment of accrued dividends on June 30, 2023.
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
The amount we are able to borrow under the Revolving Credit Agreement is subject to compliance with financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. Notably, the Revolving Credit Agreement contains financial covenants that require us to maintain minimum Consolidated EBITDA for periods through December 31, 2022, a minimum Consolidated Asset Coverage Ratio for periods ending March 31, 2022 through December 31, 2022, and a minimum Consolidated Fixed Charge Coverage Ratio for periods after December 31, 2022 (each term as defined in the Revolving Credit Agreement). As of June 30, 2022, we were in compliance with our covenants under the Revolving Credit Agreement, and based on our current plans, we do not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement.
As of June 30, 2022, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.3 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.7 million. The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods, and support our working capital position. While we continue to take steps to reduce our outstanding trade payables and improve our working capital position, our liquidity and operations could be negatively affected if we are unable to generate sufficient cash from operations to satisfy outstanding payables and meet our other financial obligations as they come due.
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

Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, stock-based compensation, deferred tax provision, change in the fair value of contingent consideration, financing derivatives and warrants liability, loss on extinguishment of debt, non-cash interest expense on the Notes, accretion of debt discount, and amortization of deferred financing costs.
Net cash provided by operating activities for the six months ended June 30, 2022 was $24.2 million, compared to $10.9 million for the six months ended June 30, 2021. The increase in cash provided by operating activities was primarily attributable to a net increase in cash generated from operating assets and liabilities of $9.2 million for the six months ended June 30, 2022 as compared to $1.3 million for the six months ended June 30, 2021. The higher amount of cash generated from operating assets and liabilities in 2022 is primarily reflective of higher revenues, shorter billing cycles, and improved cash collections during 2022 as compared to 2021. These increases were partially offset by higher amounts paid to reduce our outstanding accounts payable and accrued expense balances during 2022 as compared to 2021.
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
Net cash used in investing activities for the six months ended June 30, 2022 was $8.3 million compared to $7.7 million for the six months ended June 30, 2021.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2022 was $17.0 million compared to $35.9 million during the six months ended June 30, 2021. The significant decrease in cash used for financing activities was due to repayment of our Notes and the Secured Term Note, which outflows were partially offset by cash proceeds received from the issuance of the Preferred Stock (net of related transaction costs), during 2021. These decreases were partially offset by a net increase of $10.8 million in cash dividends paid to holders of the Preferred Stock in 2022, reflecting a full annual dividend period, as compared to 2021, which included only a partial dividend period.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected (Smart) television providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms from one to nine years. As of June 30, 2022, the total fixed payment obligations related to set-top box and connected (Smart) television data agreements are $310.2 million and $11.2 million, respectively. In addition, we expect to make variable payments related to a set-top box data agreement totaling an estimated $15.3 million over the next two years.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from one to six years. As of June 30, 2022, the total fixed payment obligation related to these agreements is $55.8 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is two years. As of June 30, 2022, the total fixed payment obligation related to this agreement is $14.7 million.
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
Warrants liability financial instrument risk
As a result of having $3.5 million in liability related to outstanding warrants as of June 30, 2022, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of the warrants is impacted by changes in the market price of our Common Stock.
As of June 30, 2022, a 10% increase in the market price of our Common Stock would result in a $0.7 million increase in the fair value of the Series A Warrants, while a 10% decrease in the market price of our Common Stock would result in a $0.7 million decrease in the fair value of the Series A Warrants.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed in Item 1A, "Risk Factors" of our 2021 10-K before you decide whether to invest in our stock. The risks identified in our 2021 10-K could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described in our 2021 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
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
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of June 30, 2022, our Preferred Stock was convertible into an aggregate of 82,544,804 shares of Common Stock at the election of the holders. Furthermore, we have reserved 5,457,026 shares of Common Stock for issuance pursuant to our Series A Warrants. We have also issued 8,066,876 shares of Common Stock for distribution to the selling stockholders of Shareablee (which we acquired in December 2021). In addition, we may elect to pay any deferred consideration due to the Shareablee sellers in 2022, 2023 and 2024 in shares of Common Stock.
As of June 30, 2022, 1,530,488 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 3,596,950 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit awards under our equity incentive plans and arrangements (including assumed Shareablee awards and an employment inducement award we granted in 2021), and an aggregate of 9,389,657 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan ("2018 Plan") and acquired Shareablee plan.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2022
On May 16, 2022, we issued 121,357 shares of Common Stock to certain former holders of capital stock and warrants of Shareablee, Inc. (which we acquired in December 2021) in connection with a working capital adjustment. The issuance of shares was made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
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

10.1+*	First Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan

10.2*
Letter Agreement, dated July 5, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.3*
First Amendment to the comScore, Inc. Change of Control Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.4*
First Amendment to the comScore, Inc. Severance Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.5*
Letter Agreement, dated July 5, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.6*
Change of Control Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.7*
Severance Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.8+*	Form of Performance Restricted Stock Units Award Agreement for CEO

10.9+*	Form of Performance Restricted Stock Units Award Agreement for CFO

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

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

COMSCORE, INC.

By:	/s/ Mary Margaret Curry
Mary Margaret Curry
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)
August 9, 2022