Form 10-Q
period 2022-09-30
COMSCORE, INC.
filed 2022-11-09
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 4, 2022, there were 92,009,609 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding the impact on our business of the coronavirus ("COVID-19") pandemic and global measures to mitigate the spread of the virus; expectations regarding our restructuring activities and cost-reduction initiatives; macroeconomic trends that we expect may influence our business, including any recession or changes in consumer behavior resulting from the COVID-19 pandemic; plans for financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with debt and financing covenants and other payment obligations; expectations regarding enhanced commercial relationships and the development and introduction of new products; potential limitations on our net operating loss carryforwards and other tax assets; regulatory compliance and expected changes in the regulatory or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; and plans for growth and future operations, as well as assumptions relating to the foregoing.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2022	December 31, 2021
(In thousands, except share and par value data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,086	$21,854
Restricted cash	425	425
Accounts receivable, net of allowances of $677 and $1,173, respectively ($1,335 and $3,606 of accounts receivable attributable to related parties, respectively)	48,223	72,059
Prepaid expenses and other current assets	15,207	14,769
Total current assets	88,941	109,107
Property and equipment, net	36,661	36,451
Operating right-of-use assets	25,422	29,186
Deferred tax assets	2,636	2,811
Intangible assets, net	19,622	39,945
Goodwill	386,245	435,711
Other non-current assets	11,546	10,263
Total assets	$571,073	$663,474
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($12,809 and $6,575 attributable to related parties, respectively)	$28,763	$23,575
Accrued expenses ($4,420 and $4,122 attributable to related parties, respectively)	41,642	45,264
Contract liabilities ($1,729 and $3,553 attributable to related parties, respectively)	52,564	54,011
Customer advances	10,633	11,613
Current operating lease liabilities	7,667	7,538
Warrants liability	2,049	10,520
Other current liabilities ($3,953 and $7,863 attributable to related parties, respectively)	12,321	12,850
Total current liabilities	155,639	165,371
Non-current operating lease liabilities	31,184	36,055
Non-current portion of accrued data costs ($14,066 and $7,843 attributable to related parties, respectively)	23,230	16,005
Revolving line of credit	16,000	16,000
Deferred tax liabilities	2,145	2,103
Other non-current liabilities ($384 and $1,582 attributable to related parties, respectively)	13,035	16,879
Total liabilities	241,233	252,413
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 82,527,609 shares authorized, issued and outstanding as of September 30, 2022 and December 31, 2021; aggregate liquidation preference of $207,953 as of September 30, 2022, and $211,863 as of December 31, 2021 (related parties)	187,885	187,885
Stockholders' equity:
Preferred stock, $0.001 par value; 7,472,391 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued or outstanding as of September 30, 2022 or December 31, 2021	—	—
Common stock, $0.001 par value; 275,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 98,774,405 shares issued and 92,009,609 shares outstanding as of September 30, 2022, and 97,172,086 shares issued and 90,407,290 shares outstanding as of December 31, 2021	92	90
Additional paid-in capital	1,690,609	1,683,883
Accumulated other comprehensive loss	(21,736)	(12,098)
Accumulated deficit	(1,297,026)	(1,218,715)
Treasury stock, at cost, 6,764,796 shares as of September 30, 2022 and December 31, 2021	(229,984)	(229,984)
Total stockholders' equity	141,955	223,176
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$571,073	$663,474
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenues (2)	$92,783	$92,487	$278,183	$270,476

Cost of revenues (1) (2) (3)	51,530	49,179	155,915	153,267
Selling and marketing (1) (3)	17,199	15,212	51,850	49,569
Research and development (1) (3)	8,741	9,051	28,190	29,536
General and administrative (1) (3)	12,899	16,895	48,119	45,609
Amortization of intangible assets	6,772	6,172	20,323	18,866
Restructuring	5,784	—	5,784	—
Impairment of goodwill	46,300	—	46,300	—
Total expenses from operations	149,225	96,509	356,481	296,847
Loss from operations	(56,442)	(4,022)	(78,298)	(26,371)
Other income (expense), net	1,477	5,713	8,467	(9,069)
Gain from foreign currency transactions	2,781	1,180	5,728	1,884
Interest expense, net (2)	(284)	(169)	(660)	(7,569)
Loss on extinguishment of debt (2)	—	—	—	(9,629)
(Loss) income before income taxes	(52,468)	2,702	(64,763)	(50,754)
Income tax benefit (provision)	86	(722)	(1,945)	(2,166)
Net (loss) income	$(52,382)	$1,980	$(66,708)	$(52,920)
Net loss available to common stockholders:
Net (loss) income	$(52,382)	$1,980	$(66,708)	$(52,920)
Convertible redeemable preferred stock dividends (2)	(3,910)	(3,910)	(11,603)	(8,713)
Total net loss available to common stockholders:	$(56,292)	$(1,930)	$(78,311)	$(61,633)
Net loss per common share:
Basic and diluted	$(0.60)	$(0.02)	$(0.85)	$(0.77)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	93,347,017	82,185,009	92,380,984	79,951,857
Comprehensive (loss) income:
Net (loss) income	$(52,382)	$1,980	$(66,708)	$(52,920)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	(4,553)	(1,917)	(9,638)	(3,337)
Total comprehensive (loss) income	$(56,935)	$63	$(76,346)	$(56,257)

(1) Excludes amortization of intangible assets, which is presented as a separate line item.
(2) Transactions with related parties are included in the line items above as follows (refer to Footnote 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$3,527	$4,170	$12,125	$12,045
Cost of revenues	7,938	8,109	23,379	26,143
Interest expense, net	—	—	—	4,692
Loss on extinguishment of debt	—	—	—	(9,608)
Convertible redeemable preferred stock dividends	(3,910)	(3,910)	(11,603)	(8,713)

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$155	$231	$877	$1,554
Selling and marketing	132	208	804	1,679
Research and development	116	170	627	1,162
General and administrative	1,013	2,425	4,906	6,761
Total stock-based compensation expense	$1,416	$3,034	$7,214	$11,156
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	82,527,609	$187,885	90,407,290	$90	$1,683,883	$(12,098)	$(1,218,715)	$(229,984)	$223,176
Net loss	—	—	—	—	—	—	(9,276)	—	(9,276)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,825)	—	(3,825)
Restricted stock units distributed	—	—	212,246	—	—	—	—	—	—
Exercise of Common Stock options	—	—	86,941	1	102	—	—	—	103
Payments for taxes related to net share settlement of equity awards	—	—	(474)	—	(1)	—	—	—	(1)
Amortization of stock-based compensation	—	—	—	—	1,908	—	—	—	1,908
Settlement of restricted stock unit liability	—	—	—	—	1,719	—	—	—	1,719
Foreign currency translation adjustment	—	—	—	—	—	(541)	—	—	(541)
Other	—	—	(661)	—	(3)	—	—	—	(3)
Balance as of March 31, 2022	82,527,609	$187,885	90,705,342	$91	$1,687,608	$(12,639)	$(1,231,816)	$(229,984)	$213,260
Net loss	—	—	—	—	—	—	(5,050)	—	(5,050)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,868)	—	(3,868)
Restricted stock units distributed	—	—	958,594	1	—	—	—	—	1
Exercise of Common Stock options	—	—	745	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(12,646)	—	(23)	—	—	—	(23)
Amortization of stock-based compensation	—	—	—	—	2,011	—	—	—	2,011
Foreign currency translation adjustment	—	—	—	—	—	(4,544)	—	—	(4,544)
Other	—	—	121,357	—	—	—	—	—	—
Balance as of June 30, 2022	82,527,609	$187,885	91,773,392	$92	$1,689,596	$(17,183)	$(1,240,734)	$(229,984)	$201,787
Net loss	—	—	—	—	—	—	(52,382)	—	(52,382)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,910)	—	(3,910)
Restricted stock units distributed	—	—	226,948	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	1,013	—	—	—	1,013
Foreign currency translation adjustment	—	—	—	—	—	(4,553)	—	—	(4,553)
Exercise of Common Stock options	—	—	9,269	—	—	—	—	—	—
Balance as of September 30, 2022	82,527,609	$187,885	92,009,609	$92	$1,690,609	$(21,736)	$(1,297,026)	$(229,984)	$141,955
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, and Footnote 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit		Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	72,938,546	$73	$1,621,986	$(7,030)	$(1,156,055)		$(229,984)	$228,990
Net loss	—	—	—	—	—	—	(36,355)		—	(36,355)
Convertible redeemable preferred stock, net of issuance costs (1)	82,527,609	188,183	—	—	—	—	—		—	—
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(935)		—	(935)
Interest paid in Common Stock (1)	—	—	4,165,781	4	10,808	—	—		—	10,812
Conversion shares issued as extinguishment cost on senior secured convertible notes (1)	—	—	3,150,000	3	9,605	—	—		—	9,608
Restricted stock units distributed	—	—	442,051	1	—	—	—		—	1
Payments for taxes related to net share settlement of equity awards	—	—	(10,231)	—	(37)	—	—		—	(37)
Settlement of restricted stock unit liability	—	—	—	—	7,117	—	—		—	7,117
Amortization of stock-based compensation	—	—	—	—	1,358	—	—		—	1,358
Foreign currency translation adjustment	—	—	—	—	—	(2,151)	—		—	(2,151)
Balance as of March 31, 2021	82,527,609	$188,183	80,686,147	$81	$1,650,837	$(9,181)	$(1,193,345)		$(229,984)	$218,408
Net loss	—	—	—	—	—	—	(18,545)		—	(18,545)
Adjustment to issuance costs on convertible redeemable preferred stock	—	(298)	—	—	—	—	—		—	—
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,868)		—	(3,868)
Restricted stock units distributed	—	—	1,486,344	1	—	—	—		—	1
Payments for taxes related to net share settlement of equity awards	—	—	(414)	—	(1)	—	—		—	(1)
Amortization of stock-based compensation	—	—	—	—	1,895	—	—		—	1,895
Foreign currency translation adjustment	—	—	—	—	—	731	—		—	731
Balance as of June 30, 2021	82,527,609	$187,885	82,172,077	$82	$1,652,731	$(8,450)	$(1,215,758)		$(229,984)	$198,621
Net income	—	—	—	—	—	—	1,980	0	$—	1,980
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,910)		—	(3,910)
Restricted stock units distributed	—	—	28,989	—	—	—	—		—	—
Amortization of stock-based compensation	—	—	—	—	2,563	—	—		—	2,563
Foreign currency translation adjustment	—	—	—	—	—	(1,917)	—		—	(1,917)
Payments for taxes related to net share settlement of equity awards	—	—	(1,840)	—	(6)	—	—		—	(6)
Balance as of September 30, 2021	82,527,609	$187,885	82,199,226	$82	$1,655,288	$(10,367)	$(1,217,688)		$(229,984)	$197,331
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, Footnote 6, Debt, and Footnote 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information). Gross proceeds from related parties for the issuance of convertible redeemable preferred stock were $204.0 million.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Operating activities:
Net loss	$(66,708)	$(52,920)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	20,323	18,866
Depreciation	12,542	11,873
Stock-based compensation expense	7,214	11,156
Non-cash operating lease expense	4,540	3,952
Change in fair value of contingent consideration liability	2,447	—
Amortization expense of finance leases	1,875	1,485
Deferred tax (benefit) provision	(90)	652
Change in fair value of warrants liability	(8,471)	10,938
Loss on extinguishment of debt	—	9,629
Non-cash interest expense on senior secured convertible notes (1)	—	4,692
Impairment of goodwill	46,300	—
Other	1,456	660
Changes in operating assets and liabilities:
Accounts receivable	22,143	(12,661)
Prepaid expenses and other assets	(1,081)	283
Accounts payable, accrued expenses and other liabilities	3,159	6,632
Contract liabilities and customer advances	(3,448)	(12,563)
Operating lease liabilities	(5,665)	(3,795)
Net cash provided by (used in) operating activities	36,536	(1,121)

Investing activities:
Capitalized internal-use software costs	(12,402)	(10,925)
Purchases of property and equipment	(823)	(744)
Net cash used in investing activities	(13,225)	(11,669)

Financing activities:
Payments for dividends on convertible redeemable preferred stock (1)	(15,512)	(4,760)
Principal payments on finance leases	(2,004)	(1,475)
Principal payment and extinguishment costs on senior secured convertible notes (1)	—	(204,014)
Principal payment and extinguishment costs on secured term note	—	(14,031)
Proceeds from borrowing on revolving line of credit	—	16,000
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs (1)	—	188,183
Other	(61)	(429)
Net cash used in financing activities	(17,577)	(20,526)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,502)	(691)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,232	(34,007)
Cash, cash equivalents and restricted cash at beginning of period	22,279	50,741
Cash, cash equivalents and restricted cash at end of period	$25,511	$16,734

	As of September 30,
	2022	2021
Cash and cash equivalents	$25,086	$15,940
Restricted cash	425	794
Total cash, cash equivalents and restricted cash	$25,511	$16,734

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of non-cash investing and financing activities:
Settlement of restricted stock unit liability	$1,719	$7,117
Right-of-use assets obtained in exchange for finance lease liabilities	1,106	2,041
Change in accounts payable and accrued expenses related to capital expenditures	810	494
Right-of-use assets obtained in exchange for new operating lease liabilities	847	5,211
Interest paid in Common Stock (1)	—	10,812
Conversion shares issued as extinguishment cost on senior secured convertible notes (1)	—	9,608
Convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	3,953	3,953
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, Footnote 6, Debt, and Footnote 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information). Gross proceeds from related parties for the issuance of convertible redeemable preferred stock were $204.0 million.
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
Management Changes
On July 5, 2022, the Company's Board of Directors ("Board") appointed Jonathan Carpenter as the Company's Chief Executive Officer, effective July 6, 2022. In connection with Mr. Carpenter's appointment, William Livek retired as the Company's Chief Executive Officer. Also on July 5, 2022, the Board of Directors appointed Mary Margaret Curry as the Company's Chief Financial Officer and Treasurer, effective July 6, 2022. Ms. Curry continues to serve as the Company's principal accounting officer.
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
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K"). The Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022 or thereafter. All references to September 30, 2022 and 2021 in the Notes to Condensed Consolidated Financial Statements are unaudited.
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
The estimated fair value of the contingent consideration liability as of September 30, 2022 was $8.0 million. The loss due to change in fair value of $2.4 million for the nine months ended September 30, 2022 was classified within general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The loss due to change in fair value for the three months ended September 30, 2022 was negligible.
Refer to Footnote 7, Fair Value Measurements, for additional information on the fair value of the contingent consideration.
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
As of September 30, 2022, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the decline in the Company's stock price and market capitalization among other factors. The Company performed a quantitative goodwill impairment test in conjunction with the annual test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result the Company recorded a $46.3 million non-cash impairment charge.
The Company completed its annual analysis for the year ended December 31, 2021 and determined that there was no impairment of goodwill at that time.
For further information refer to Footnote 4, Goodwill.

Preferred Stock
In January 2021, the Company entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine") (the "Securities Purchase Agreements") for the issuance and sale of shares of Series B Convertible Preferred Stock, par value $0.001 ("Preferred Stock") described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. The issuance of the Preferred Stock pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of September 30, 2022 because a deemed liquidation event is not considered probable.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability. As of September 30, 2022, the probability of a change of control was determined to be remote and the fair value of the change of control derivative was determined to be negligible.
Warrants Liability
In June 2019, the Company issued warrants to CVI Investments, Inc. ("CVI") in connection with the private placement described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. The warrants were determined to be freestanding financial instruments that qualify for liability treatment as a result of net cash settlement features associated with a cap on the issuance of shares, under certain circumstances, or upon a change of control. Changes in the fair value of these instruments are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The fair value of each warrant is estimated utilizing an option pricing model. Significant valuation inputs include the price and expected volatility of the Company's Common Stock, risk-free rate, and the remaining term of the warrants. As of September 30, 2022, the probability of a change of control was determined to be remote and did not require an enhancement to the valuation technique.
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
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of the Company's normal operations. The following is a summary of the significant components of other income (expense), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Change in fair value of warrants liability	$1,476	$5,582	$8,471	$(10,938)
Change in fair value of financing derivatives	—	—	—	1,800
Other	1	131	(4)	69
Total other income (expense), net	$1,477	$5,713	$8,467	$(9,069)
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
Basic loss per share is computed by dividing total net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. This includes the effect of vested and deferred restricted stock units granted to members of the Company's Board and certain employees. These awards are expected to be settled in shares of Common Stock and generally distributed upon the earlier of the individual's separation from service or a change of control. Diluted loss per share includes the effect of potential common shares, such as the Company's Preferred Stock, Notes, warrants, stock options and restricted stock units, and contingent consideration liability to the extent the effect is dilutive. In periods with a net loss available to common stockholders, the anti-dilutive effect of these potential common shares is excluded and diluted net loss per share is equal to basic net loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Preferred stock (1)	82,544,802	82,527,609	85,708,361	61,895,707
Warrants	5,457,026	5,457,026	5,457,026	5,457,026
Stock options and restricted stock units	5,244,552	4,865,544	4,899,973	5,065,139
Contingent consideration (2)	5,212,121	—	5,212,121	—
Senior secured convertible notes	—	—	—	1,629,914
Total	98,458,501	92,850,179	101,277,481	74,047,786
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period (or at the time of issuance, if later).
(2) A contingent consideration liability was recognized as part of the Shareablee acquisition described in Footnote 2, Summary of Significant Accounting Policies. The liability payments may be settled in any combination of cash or shares of Common Stock (at the Company's election) based on the volume-weighted average trading price of the Common Stock for the ten trading days prior to the date of each payment. Settlement of this liability in Common Stock could potentially dilute basic earnings per share in future periods. The Company calculated a potential anti-dilutive share count based on the expected payments totaling $8.6 million and the $1.65 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on September 30, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
By solution group:
Digital Ad Solutions	$52,360	$57,039	$157,127	$162,581
Cross Platform Solutions	40,423	35,448	121,056	107,895
Total	$92,783	$92,487	$278,183	$270,476
By geographical market:
United States	$83,780	$81,187	$249,493	$236,593
Europe	4,497	6,312	14,179	20,025
Canada	1,675	1,914	5,668	5,475
Latin America	1,839	1,947	5,765	5,227
Other	992	1,127	3,078	3,156
Total	$92,783	$92,487	$278,183	$270,476
By timing of revenue recognition:
Products and services transferred over time	$77,264	$72,660	$231,946	$210,432
Products and services transferred at a point in time	15,519	19,827	46,237	60,044
Total	$92,783	$92,487	$278,183	$270,476

Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	September 30, 2022	December 31, 2021
Accounts receivable, net	$48,223	$72,059
Current and non-current contract assets	6,991	4,875
Current contract liabilities	52,564	54,011
Current customer advances	10,633	11,613
Non-current contract liabilities	516	1,262
Significant changes in the current contract liabilities balance are as follows:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Revenue recognized that was included in the opening contract liabilities balance	$(47,662)	$(46,734)
Cash received or amounts billed in advance and not recognized as revenue	46,969	41,160
Remaining Performance Obligations
As of September 30, 2022, approximately $195.0 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 17% of these remaining performance obligations during the remainder of 2022, approximately 45% in 2023, and approximately 19% in 2024, with the remainder recognized thereafter.
4.Goodwill
As of September 30, 2022, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the decline in the Company's stock price and market capitalization, among other factors. Accordingly, in conjunction with its annual test as of October 1, 2022, the Company performed a quantitative goodwill impairment test as of September 30, 2022, relying in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis.
The fair value of the reporting unit was determined using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result the Company recorded a $46.3 million impairment charge for the three months ended September 30, 2022.
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2020	$418,327
Goodwill recognized from acquisition	19,202
Translation adjustments	(1,818)
Balance as of December 31, 2021	$435,711
Translation adjustments	(3,166)
Impairment charge	(46,300)
Balance as of September 30, 2022	$386,245
5.Convertible Redeemable Preferred Stock and Stockholders' Equity
2021 Issuance of Preferred Stock
On March 10, 2021, the Company issued and sold 82,527,609 shares of Preferred Stock in exchange for aggregate gross proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs.
The Preferred Stock is convertible at the option of the holders at any time into shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. As of September 30, 2022, each share of Preferred Stock would have been convertible into 1.019375 shares of Common Stock, with such assumed conversion rate scheduled to return to 1.00 upon payment of accrued dividends on June 30, 2023.

As of September 30, 2022, no shares of Preferred Stock have been converted into Common Stock.
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
The estimated fair value of the Series A Warrants as of September 30, 2022 was $2.0 million. Refer to Footnote 7, Fair Value Measurements, for information on the Level 3 inputs utilized for the determination of the fair value of the warrants.
6.Debt
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
Additionally, the Revolving Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company is in compliance with the covenants under the amended Revolving Credit Agreement as of September 30, 2022.
The Revolving Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
As of September 30, 2022, the Company had outstanding borrowings of $16.0 million, and issued and outstanding letters of credit of $3.4 million, under the amended Revolving Credit Agreement, with remaining borrowing capacity of $20.6 million.
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
7.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	September 30, 2022				December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$447	$—	$—	$447	$2,429	$—	$—	$2,429

Liabilities
Contingent consideration liability (2)	$—	$8,047	$—	$8,047	$—	$—	$5,600	$5,600
Warrants liability (3)	—	—	2,049	2,049	—	—	10,520	10,520
Total liabilities	$—	$8,047	$2,049	$10,096	$—	$—	$16,120	$16,120
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.

(2) The fair value of this liability as of September 30, 2022 is derived from a technique which utilizes market-corroborated inputs that result in classification as a Level 2 fair value measurement as of such date. The fair value of this liability as of December 31, 2021 was derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as a Level 3 fair value measurement as of such date. The current and non-current portions of the contingent consideration liability are classified within other current and non-current liabilities in the Condensed Consolidated Balance Sheets. The current portion of the contingent consideration liability was $3.6 million and $1.0 million as of September 30, 2022 and December 31, 2021, respectively. The non-current portion of the contingent consideration liability was $4.4 million and $4.6 million as of September 30, 2022 and December 31, 2021, respectively.
(3) The fair value of this liability is derived from a technique which utilizes inputs, certain of which are significant and unobservable, that result in classification as a Level 3 fair value measurement. Warrants liability includes only the Series A warrants as of September 30, 2022 and December 31, 2021.
For the quarter ended September 30, 2022, the Company recorded a goodwill impairment charge of $46.3 million. Refer to Footnote 4, Goodwill for further details. The remeasurement of goodwill is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit's estimated fair value. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record additional non-cash impairment charges.
The elimination of the option pricing model used to value the contingent consideration liability reflected a change in the Company's valuation technique during the three months ended June 30, 2022. There were no other changes to the Company's valuation techniques or methodologies during the three and nine months ended September 30, 2022 or 2021.
The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the nine months ended September 30, 2022 and 2021, respectively:

(In thousands)	Contingent Consideration Liability	Warrants Liability
Balance as of December 31, 2021	$5,600	$10,520
Total loss (gain) recognized due to remeasurement (1)	2,348	(8,471)
Transfer to Level 2 (2)	(7,948)	—
Balance as of September 30, 2022	$—	$2,049
(1) The loss due to remeasurement of the contingent consideration liability was recorded in general and administrative expense, and the gain on remeasurement of the warrants liability was recorded in other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
(2) The transfer was due to the resolution of the contingency regarding the amount of consideration payable. Transfers between levels of the fair value hierarchy are recognized at the beginning of the reporting period.

(In thousands)	Interest Make-whole Derivative Liability	Financing Derivative Liabilities	Warrants Liability
Balance as of December 31, 2020	$871	$11,300	$2,831
Total loss (gain) recognized due to remeasurement (1)	150	(1,800)	10,938
Settlement or derecognition upon extinguishment of host debt (2)	(1,021)	(9,500)	—
Balance as of September 30, 2021	$—	$—	$13,769
(1) All losses and gains were recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
(2) Refer to Footnote 6, Debt for additional information on the extinguishment of the Notes and Secured Term Note.
The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed as of September 30, 2022 and December 31, 2021 that are measured at fair value on a recurring basis:

	Fair Value Measurements
	Significant Valuation Technique	Significant Valuation Inputs	September 30, 2022	December 31, 2021
Warrants liability	Option pricing	Stock price	$1.65	$3.34
		Exercise price	$2.47	$2.47
		Volatility	65.0%	85.0%
		Term	1.74 years	2.49 years
		Risk-free rate	4.2%	0.9%
The primary sensitivities in the valuation of the warrants liability are driven by the Common Stock price at the measurement date and the expected volatility of the Common Stock over the remaining term.

8.Accrued Expenses

	As of	As of
(In thousands)	September 30, 2022	December 31, 2021
Accrued data costs	$16,171	$18,116
Payroll and payroll-related	12,730	16,272
Professional fees	1,989	2,978
Restructuring accrual	4,504	—
Other	6,248	7,898
Total accrued expenses	$41,642	$45,264
9.Related Party Transactions
Transactions with WPP plc
As of September 30, 2022 (based on public filings), WPP plc and its affiliates ("WPP") owned 11,319,363 shares of the Company's outstanding Common Stock, representing 12.3% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues	$2,782	$3,467	$9,492	$10,080
Cost of revenues	2,417	2,580	6,791	9,673
The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	September 30, 2022	December 31, 2021
Assets
Accounts receivable, net	$867	$3,506
Liabilities
Accounts payable	$2,117	$1,395
Accrued expenses	337	740
Contract liabilities	1,476	3,403
Other non-current liabilities	384	1,582
Transactions with Charter, Qurate and Pine
Charter, Qurate (through an affiliate) and Pine each hold 33.3% of the outstanding shares of Preferred Stock, which are entitled to convert into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. As of September 30, 2022 (based on public filings), Pine also owned 438,088 shares of the Company's outstanding Common Stock, representing 0.5% of the outstanding Common Stock. In addition, Charter, Qurate and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement.
As of September 30, 2022 and December 31, 2021, Charter, Qurate and Pine each owned 27,509,203 shares of the Company's outstanding Preferred Stock. On June 30, 2022, in accordance with the Certificate of Designations, the Company made cash dividend payments totaling $15.5 million to the holders of the Preferred Stock, representing dividends accrued for the period from June 30, 2021 through June 29, 2022. Accrued dividends to the holders of Preferred Stock as of September 30, 2022 were $4.0 million. The next scheduled dividend payment date for the Preferred Stock is June 30, 2023.
Concurrent with the closing of the Transactions on March 10, 2021, the Company entered into a ten-year Data License Agreement ("DLA") with Charter Communications Operating, LLC ("Charter Operating"), an affiliate of Charter. Under the DLA, Charter Operating will bill the Company for license fees according to a payment schedule that gradually increases from $10.0 million in the first year of the term to $32.3 million in the tenth year of the term. The Company recognizes expense for the license fees ratably over the term. On November 6, 2022, the Company and Charter Operating entered into an amendment to the DLA, pursuant to which the Company will receive license fee credits totaling $7.0 million. Refer to Footnote 12, Subsequent Events for additional information about the amendment.

The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues	$501	$487	$1,773	$1,366
Cost of revenues	5,521	5,529	16,588	16,471
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheet:

	As of	As of
(In thousands)	September 30, 2022	December 31, 2021
Accounts payable	$10,692	$5,180
Accrued expenses	4,083	3,377
Non-current portion of accrued data costs	14,066	7,843
The Company recognized revenues of $0.2 million during the three months ended September 30, 2022 and 2021, and $0.6 million and $0.6 million during the nine months ended September 30, 2022 and 2021, respectively, from transactions with Qurate and its affiliates in the normal course of business as reflected in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Company had no transactions, other than the issuance of shares of Preferred Stock and related matters, with Pine for the three and nine months ended September 30, 2022 and 2021.
Transactions with Starboard
In 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5.0% of the Company's outstanding Common Stock. Refer to Footnote 6, Debt, for further information regarding these agreements and the Company's issuance of Notes to Starboard in 2018. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5.0% of the Company's outstanding Common Stock in January 2018. In addition, pursuant to a prior agreement with Starboard, the Company provided Starboard the right to designate certain members to the Company's Board. As of December 31, 2018, Starboard had no remaining right to designate any directors to the Board. As of September 30, 2022, there were no directors remaining on the Board who were designated by Starboard.
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
The Company had no outstanding balances related to Starboard as of September 30, 2022 or December 31, 2021.
10.Organizational Restructuring
On September 29, 2022, the Company communicated a workforce reduction as part of its broader efforts to improve cost efficiency and better align its operating structure and resources with strategic priorities (collectively, the "Restructuring Plan"). In addition to employee terminations, the Restructuring Plan is expected to include the reallocation of commercial and product development resources; reinvestment in and modernization of key technology platforms; consolidation of data storage and processing activities to reduce the Company's data center footprint; and reduction of other operating expenses, including software and facility costs. The Company may also determine to exit certain activities in certain geographic regions in order to more effectively align resources with business priorities. In connection with the Restructuring Plan, which was authorized by the Board on September 19, 2022, the Company will incur certain exit-related costs. These costs are currently estimated to range between $13 million and $18 million. The Company expects implementation of the Restructuring Plan, including cash payments, to be substantially complete in the fourth quarter of 2023.
The table below summarizes the balance of the restructuring liability as of September 30, 2022, which is recorded in accrued expenses in the Condensed Consolidated Balance Sheets, and the changes in the accrued amounts for the nine months ended September 30, 2022:

(In thousands)	Severance and Related Costs	Other	Total Restructuring Expense
Restructuring expense	$4,552	$1,232	$5,784
Payments	—	(250)	(250)
Foreign exchange	(48)	—	(48)
Balance as of September 30, 2022[1]	$4,504	$982	$5,486

(1) As of September 30, 2022, the remaining balance of the restructuring liability includes $4.5 million classified as Accrued expenses and $1.0 million classified as Accounts payable.

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
Indemnification
The Company has entered into indemnification agreements with each of the Company's directors and certain officers, and the Company's amended and restated certificate of incorporation requires it to indemnify each of its directors and officers, to the fullest extent permitted by Delaware law, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that he or she is or was a director or officer of the Company. The Company has paid and may in the future pay legal counsel fees incurred by current and former directors and officers who are involved in legal proceedings that require indemnification.
Similarly, certain of the Company's commercial contracts require it to indemnify contract counterparties under specified circumstances, and the Company may incur legal counsel fees and other costs in connection with these obligations.
12.Subsequent Events
On November 6, 2022, the Company entered into an amendment to the DLA with Charter Operating. Under the amendment, Charter will extend its endorsement of the Company as its preferred local measurement provider to seven years (from five) at no additional cost, with an opportunity to extend to the full 10-year contract term under certain conditions. In addition, the Company will receive license fee credits totaling $7.0 million under the amendment, to be applied toward 2022 and 2023 fee payments as set forth in the amendment. The amendment also provides for additional data parameters and specifications to assist the Company in product development and delivery speed, as well as rights to incremental Charter data sets that become available during the contract term.

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
On August 22, 2022, our Board of Directors appointed Greg Dale as Chief Operating Officer and David Algranati as Chief Innovation Officer of the Company, effective August 23, 2022. The Company also announced that its Chief Commercial Officer, Chris Wilson, would be leaving the Company effective October 1 2022.

Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$92,783	100.0%	$92,487	100.0%	$278,183	100.0%	$270,476	100.0%
Cost of revenues	51,530	55.5%	49,179	53.2%	155,915	56.0%	153,267	56.7%
Selling and marketing	17,199	18.5%	15,212	16.4%	51,850	18.6%	49,569	18.3%
Research and development	8,741	9.4%	9,051	9.8%	28,190	10.1%	29,536	10.9%
General and administrative	12,899	13.9%	16,895	18.3%	48,119	17.3%	45,609	16.9%
Restructuring	5,784	6.2%	—	—%	5,784	2.1%	—	—%
Amortization of intangible assets	6,772	7.3%	6,172	6.7%	20,323	7.3%	18,866	7.0%
Impairment of goodwill	46,300	49.9%	—	—%	46,300	16.6%	—	—%
Total expenses from operations	149,225	160.8%	96,509	104.3%	356,481	128.1%	296,847	109.7%
Loss from operations	(56,442)	(60.8)%	(4,022)	(4.3)%	(78,298)	(28.1)%	(26,371)	(9.7)%
Other income (expense), net	1,477	1.6%	5,713	6.2%	8,467	3.0%	(9,069)	(3.4)%
Gain from foreign currency transactions	2,781	3.0%	1,180	1.3%	5,728	2.1%	1,884	0.7%
Interest expense, net	(284)	(0.3)%	(169)	(0.2)%	(660)	(0.2)%	(7,569)	(2.8)%
Loss on extinguishment of debt	—	—%	—	—%	—	—%	(9,629)	(3.6)%
(Loss) income before income taxes	(52,468)	(56.5)%	2,702	2.9%	(64,763)	(23.3)%	(50,754)	(18.8)%
Income tax benefit (provision)	86	0.1%	(722)	(0.8)%	(1,945)	(0.7)%	(2,166)	(0.8)%
Net (loss) income	$(52,382)	(56.5)%	$1,980	2.1%	$(66,708)	(24.0)%	$(52,920)	(19.6)%

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
Revenues for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$52,360	56.4%	$57,039	61.7%	$(4,679)	(8.2)%
Cross Platform Solutions	40,423	43.6%	35,448	38.3%	4,975	14.0%
Total revenues	$92,783	100.0%	$92,487	100.0%	$296	0.3%
Digital Ad Solutions revenue decreased primarily due to lower usage of our Activation product and lower deliveries of our custom digital solutions. We believe that macroeconomic factors (such as inflation, rising interest rates and supply chain disruptions) have caused some advertisers to reduce or delay advertising expenditures in recent months, impacting demand for certain digital products.
Cross Platform Solutions revenue increased primarily due to higher TV revenues from new partnerships, higher contract values from renewals and increased agency adoption. Our movies revenue increased due to the continued return of consumers to theaters in markets worldwide.
Revenues for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$157,127	56.5%	$162,581	60.1%	$(5,454)	(3.4)%
Cross Platform Solutions	121,056	43.5%	107,895	39.9%	13,161	12.2%
Total revenues	$278,183	100.0%	$270,476	100.0%	$7,707	2.8%
Digital Ad Solutions revenue decreased primarily due to lower revenue from delivery of our digital measurement products in Europe due to $2.4 million in license revenue recognized under a multi-year contract in the first quarter of 2021. Digital Ad Solutions revenue was also impacted by lower usage of our Activation product. As noted above, we believe that macroeconomic factors have caused a reduction or delay in advertising expenditures in recent months, impacting demand for certain digital products.
Cross Platform Solutions revenue increased primarily due to higher TV revenues from new partnerships, higher contract values from renewals and increased agency adoption. In addition, we recognized $3.8 million of revenue related to cost reimbursements of cloud computing and processing costs attributable to certain custom TV data set deliveries. Our movies revenue increased by $3.1 million due to the continued return of consumers to theaters in markets worldwide.
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

Cost of revenues for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Data costs	$19,000	20.5%	$18,466	20.0%	$534	2.9%
Employee costs	9,866	10.6%	9,942	10.7%	(76)	(0.8)%
Systems and bandwidth costs	7,957	8.6%	6,207	6.7%	1,750	28.2%
Lease expense and depreciation	5,179	5.6%	5,003	5.4%	176	3.5%
Panel costs	4,156	4.5%	3,935	4.3%	221	5.6%
Sample and survey costs	1,613	1.7%	1,856	2.0%	(243)	(13.1)%
Professional fees	1,557	1.7%	1,126	1.2%	431	38.3%
Technology	1,005	1.1%	1,390	1.5%	(385)	(27.7)%
Royalties and resellers	914	1.0%	1,008	1.1%	(94)	(9.3)%
Other	283	0.3%	246	0.3%	37	15.0%
Total cost of revenues	$51,530	55.5%	$49,179	53.2%	$2,351	4.8%
Systems and bandwidth costs increased primarily due to increased cloud computing costs in 2022 due to recognition of non-recurring credits during 2021.
Cost of revenues for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Data costs	$55,980	20.1%	$55,706	20.6%	$274	0.5%
Employee costs	31,087	11.2%	30,925	11.4%	162	0.5%
Systems and bandwidth costs	24,834	8.9%	20,382	7.5%	4,452	21.8%
Lease expense and depreciation	15,809	5.7%	14,775	5.5%	1,034	7.0%
Panel costs	11,589	4.2%	11,614	4.3%	(25)	(0.2)%
Sample and survey costs	5,237	1.9%	5,227	1.9%	10	0.2%
Professional fees	4,464	1.6%	3,885	1.4%	579	14.9%
Technology	3,568	1.3%	4,367	1.6%	(799)	(18.3)%
Royalties and resellers	2,540	0.9%	2,701	1.0%	(161)	(6.0)%
Other	807	0.3%	3,685	1.4%	(2,878)	(78.1)%
Total cost of revenues	$155,915	56.0%	$153,267	56.7%	$2,648	1.7%
Systems and bandwidth costs increased primarily due to cloud computing and processing costs attributable to certain custom TV data set deliveries, including $3.8 million that was recognized as revenue as described above. Lease expense and depreciation increased primarily due to higher depreciation of capitalized internal-use software costs. Other expenses decreased primarily due to the recognition of $2.4 million in license costs associated with the delivery of our digital measurement products in Europe in the first quarter of 2021 in connection with the multi-year contract described above.
Selling and Marketing
Selling and marketing expenses consist primarily of employee costs for salaries, benefits, commissions, stock-based compensation and other related costs for personnel associated with sales and marketing activities. They also include costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs and allocated overhead, which is comprised of lease expense and other facilities-related costs, and depreciation expense generated by general purpose equipment and software.
Selling and marketing expenses for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$13,916	15.0%	$12,519	13.5%	$1,397	11.2%
Lease expense and depreciation	997	1.1%	918	1.0%	79	8.6%
Technology	809	0.9%	629	0.7%	180	28.6%
Professional fees	612	0.7%	480	0.5%	132	27.5%
Other	865	0.9%	666	0.7%	199	29.9%
Total selling and marketing expenses	$17,199	18.5%	$15,212	16.4%	$1,987	13.1%
Employee costs increased primarily due to increased commissions during the three months ended September 30, 2022.

Selling and marketing expenses for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$42,211	15.2%	$41,696	15.4%	$515	1.2%
Lease expense and depreciation	2,898	1.0%	2,967	1.1%	(69)	(2.3)%
Technology	2,506	0.9%	1,901	0.7%	605	31.8%
Professional fees	1,697	0.6%	1,562	0.6%	135	8.6%
Other	2,538	0.9%	1,443	0.5%	1,095	75.9%
Total selling and marketing expenses	$51,850	18.6%	$49,569	18.3%	$2,281	4.6%
Other expense increased primarily due to increased participation in marketing events during 2022.
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
Research and development expenses for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$6,906	7.4%	$6,788	7.3%	$118	1.7%
Technology	789	0.9%	1,042	1.1%	(253)	(24.3)%
Lease expense and depreciation	688	0.7%	741	0.8%	(53)	(7.2)%
Professional fees	236	0.3%	354	0.4%	(118)	(33.3)%
Other	122	0.1%	126	0.1%	(4)	(3.2)%
Total research and development expenses	$8,741	9.4%	$9,051	9.8%	$(310)	(3.4)%
Research and development expenses for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$22,037	7.9%	$22,060	8.2%	$(23)	(0.1)%
Technology	2,800	1.0%	3,275	1.2%	(475)	(14.5)%
Lease expense and depreciation	2,123	0.8%	2,438	0.9%	(315)	(12.9)%
Professional fees	823	0.3%	1,352	0.5%	(529)	(39.1)%
Other	407	0.1%	411	0.2%	(4)	(1.0)%
Total research and development expenses	$28,190	10.1%	$29,536	10.9%	$(1,346)	(4.6)%
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
General and administrative expenses for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$7,080	7.6%	$8,809	9.5%	$(1,729)	(19.6)%
Professional fees	3,049	3.3%	5,323	5.8%	(2,274)	(42.7)%
Technology	820	0.9%	908	1.0%	(88)	(9.7)%
Lease expense and depreciation	395	0.4%	394	0.4%	1	0.3%
Other	1,555	1.7%	1,461	1.6%	94	6.4%
Total general and administrative expenses	$12,899	13.9%	$16,895	18.3%	$(3,996)	(23.7)%

Employee costs decreased primarily due to severance expense related to the departure of our former Chief Financial Officer in August 2021. Professional fees decreased primarily due to increased consulting and auditing fees during 2021 related to implementation support for our new enterprise resource planning system and the reclassification of consulting fees incurred in the three months ended June 30, 2022 to restructuring expense during the three months ended September 30, 2022.
General and administrative expenses for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Employee costs	$25,080	9.0%	$24,710	9.1%	$370	1.5%
Professional fees	11,671	4.2%	11,889	4.4%	(218)	(1.8)%
Technology	2,499	0.9%	2,119	0.8%	380	17.9%
Lease expense and depreciation	1,236	0.4%	1,285	0.5%	(49)	(3.8)%
Other	7,633	2.7%	5,606	2.1%	2,027	36.2%
Total general and administrative expenses	$48,119	17.3%	$45,609	16.9%	$2,510	5.5%
Other expense increased primarily due to a $2.4 million loss resulting from the change in fair value of the contingent consideration recognized as part of the business combination described in Footnote 2, Summary of Significant Accounting Policies.
Organizational Restructuring
In September 2022, we implemented a restructuring plan that included a workforce reduction. Certain other initiatives are expected to be completed as part of the restructuring plan, as described in Footnote 10, Organizational Restructuring. We incurred $5.8 million of restructuring expenses during the three and nine months ended September 30, 2022 related to the plan and expect these costs to continue into 2023 as other initiatives are completed. No restructuring expenses were incurred during the corresponding periods in 2021.
Impairment of Goodwill
As of September 30, 2022, as a result of a decline in our stock price and market capitalization, among other factors, we performed an interim impairment review of our goodwill in conjunction with our October 1, 2022 annual testing date. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $46.3 million non-cash impairment charge in the three months ended September 30, 2022. For further information on our goodwill, refer to Footnote 4, Goodwill and Item 2, "Critical Accounting Estimates" within our 2021 10-K.
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. The following is a summary of other income (expense), net for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Change in fair value of warrants liability	$1,476	$5,582	$8,471	$(10,938)
Change in fair value of financing derivatives	—	—	—	1,800
Other	1	131	(4)	69
Total other income (expense), net	$1,477	$5,713	$8,467	$(9,069)
The change in other income (expense), net for the three and nine months ended September 30, 2022 as compared to 2021 was largely driven by changes in the fair value of our warrants liability. The gain on the warrants liability for the three and nine months ended September 30, 2022 was primarily due to a decrease in the trading price of our Common Stock during the relevant periods. The gain on the warrants liability during the three months ended September 30, 2021 was primarily due to a decrease in the trading price of our Common Stock during the period. The loss on the warrants liability for the nine months ended September 30, 2021 was due primarily to the exercise price adjustment described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, and an increase in the trading price of our Common Stock during the relevant period.
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
We incurred interest expense, net of $0.3 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $7.6 million during the nine months ended September 30, 2022 and 2021, respectively. The decrease in interest expense for the nine months ended September 30, 2022 as compared to 2021 was primarily due to the extinguishment of the Notes and the Secured Term Note in March 2021, as described in Footnote 6, Debt.

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
For the three months ended September 30, 2022 and 2021, the gain from foreign currency transactions was $2.8 million and $1.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the gain from foreign currency transactions was $5.7 million and $1.9 million, respectively. The gain during the three and nine months ended September 30, 2022 was primarily driven by fluctuations between the Chilean Peso, Euro and U.S. Dollar exchange rates.
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
For the three months ended September 30, 2022 and 2021, we recorded income tax benefit of $0.1 million and an income tax provision of $0.7 million, respectively, resulting in effective tax rates of 0.2% and 26.7%, respectively. For the nine months ended September 30, 2022 and 2021, we recorded income tax provisions of $1.9 million and $2.2 million, respectively, resulting in effective tax rates of 3.0% and 4.3%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, discrete items, and increases in the valuation allowance against our domestic deferred tax assets. A deferred income tax benefit of $1.4 million related to the impairment of goodwill is included in the amounts recorded in the three and nine months ended September 30, 2022. The decrease in income tax provision during 2022 as compared to 2021 was primarily due to the income tax benefit related to the impairment of goodwill, offset by an increase in estimated foreign tax expense in 2022.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by (used in) operating activities	$36,536	$(1,121)
Net cash used in investing activities	(13,225)	(11,669)
Net cash used in financing activities	(17,577)	(20,526)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,502)	(691)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,232	(34,007)
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
As of September 30, 2022, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $25.5 million (including $0.4 million in restricted cash), cash flows from our operations, and $20.6 million available to us under our Revolving Credit Agreement, as described below.
On March 10, 2021, we entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine") (the "Transactions"). At the closing of the Transactions, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million.
The proceeds from the Transactions were used to repay the Notes issued to Starboard. For additional information on the Transactions and the extinguishment of the Notes, refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity and Footnote 6, Debt.
On May 5, 2021, we entered into the Revolving Credit Agreement, which was subsequently amended in February 2022. The Revolving Credit Agreement provides a borrowing capacity equal to $40.0 million. During 2021, we borrowed $16.0 million under the Revolving Credit

Agreement. In addition to these borrowings, we have issued and outstanding letters of credit totaling $3.4 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.6 million as of September 30, 2022.
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
Preferred Stock
On March 10, 2021, in connection with the Securities Purchase Agreements described above, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of September 30, 2022, each share of Preferred Stock would have been convertible into 1.019375 shares of Common Stock, with such assumed conversion rate scheduled to return to 1.00 upon payment of accrued dividends on June 30, 2023.
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
The amount we are able to borrow under the Revolving Credit Agreement is subject to compliance with financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. Notably, the Revolving Credit Agreement contains financial covenants that require us to maintain minimum Consolidated EBITDA for periods through December 31, 2022, a minimum Consolidated Asset Coverage Ratio for periods ending March 31, 2022 through December 31, 2022, and a minimum Consolidated Fixed Charge Coverage Ratio for periods after December 31, 2022 (each term as defined in the Revolving Credit Agreement). As of September 30, 2022, we were in compliance with our covenants under the Revolving Credit Agreement, and based on our current plans, we do not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement.
As of September 30, 2022, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.4 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.6 million. The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods, and support our working capital position. While we continue to take steps to reduce our outstanding trade payables and improve our working capital position, our liquidity and operations could be negatively affected if we are unable to generate sufficient cash from operations to satisfy outstanding payables and meet our other financial obligations as they come due.

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
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, goodwill impairment, stock-based compensation, deferred tax provision, change in the fair value of contingent consideration, financing derivatives and warrants liability, loss on extinguishment of debt, non-cash interest expense on the Notes, accretion of debt discount, and amortization of deferred financing costs.
Net cash provided by operating activities for the nine months ended September 30, 2022 was $36.5 million, compared to net cash used in operating activities of $1.1 million for the nine months ended September 30, 2021. The increase in cash provided by operating activities was primarily attributable to a net increase in cash generated from operating assets and liabilities of $15.1 million for the nine months ended September 30, 2022 as compared to $22.1 million for the nine months ended September 30, 2021. The higher amount of cash generated from operating assets and liabilities in 2022 is primarily reflective of higher revenues, shorter billing cycles, and improved cash collections during 2022 as compared to 2021. These increases were partially offset by higher amounts paid to reduce our outstanding accounts payable and accrued expense balances during 2022 as compared to 2021.
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
Net cash used in investing activities for the nine months ended September 30, 2022 was $13.2 million compared to $11.7 million for the nine months ended September 30, 2021. The increase in cash used in investing activities was primarily due to an increase in cash paid for capitalized internally developed software.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2022 was $17.6 million compared to $20.5 million during the nine months ended September 30, 2021. The decrease in cash used for financing activities was due to repayment of our Notes and the Secured Term Note, which outflows were partially offset by cash proceeds received from the issuance of the Preferred Stock (net of related transaction costs), during 2021. These decreases were partially offset by a net increase of $10.8 million in cash dividends paid to holders of the Preferred Stock in 2022, reflecting a full annual dividend period, as compared to 2021, which included only a partial dividend period.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected (Smart) television providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms from one to nine years. As of September 30, 2022, the total fixed payment obligations related to set-top box and connected (Smart) television data agreements are $301.9 million and $9.8 million, respectively. In addition, we expect to make variable payments related to a set-top box data agreement totaling an estimated $11.6 million over the next two years. Balances as of September 30, 2022 do not reflect the impact of the November 6, 2022 amendment to our Charter data licensing agreement, which includes fee credits totaling $7.0 million for 2022 and 2023. For additional information about the Charter amendment, refer to Footnote 12, Subsequent Events.

We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from one to six years. As of September 30, 2022, the total fixed payment obligation related to these agreements is $53.2 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is two years. As of September 30, 2022, the total fixed payment obligation related to this agreement is $12.2 million.
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
Warrants liability financial instrument risk
As a result of having $2.0 million in liability related to outstanding warrants as of September 30, 2022, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of the warrants is impacted by changes in the market price of our Common Stock.
As of September 30, 2022, a 10% increase in the market price of our Common Stock would result in a $0.5 million increase in the fair value of the Series A Warrants, while a 10% decrease in the market price of our Common Stock would result in a $0.4 million decrease in the fair value of the Series A Warrants.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Refer to Footnote 11, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this 10-Q, which is incorporated herein by reference.

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
Achieving our long-term revenue and profitability goals depends significantly on our ability to allocate resources in line with our strategic objectives and control our operating costs. As described in Footnote 10, Organizational Restructuring of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this 10-Q, we recently communicated a workforce reduction as part of our broader efforts to improve cost efficiency and better align our operating structure and resources with strategic priorities (collectively, the "Restructuring Plan"). In addition to employee terminations, the Restructuring Plan is expected to include the reallocation of commercial and product development resources; reinvestment in and modernization of key technology platforms; consolidation of data storage and processing activities to reduce our data center footprint; and reduction of other operating expenses, including software and facility costs. We may also determine to exit certain activities in certain geographic regions in order to more effectively align resources with business priorities.
If we are not able to implement the Restructuring Plan as currently contemplated, if the Restructuring Plan does not generate the expected cost savings, or if we incur higher than expected costs to implement the Restructuring Plan, our business and financial results could be adversely affected. Moreover, some of the organizational and operational changes we are making in connection with the Restructuring Plan will require careful management to avoid disrupting customer, partner and employee relationships. If we do not successfully manage our restructuring activities, including the Restructuring Plan, the expected benefits may be delayed or not realized, and our operations and business could be disrupted.
Macroeconomic factors could adversely affect our business and financial results.
Our business depends on the health of the media and advertising industries in which we operate. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' spending priorities, and the economy in general. In recent months, macroeconomic factors such as inflation, rising interest rates and supply chain disruptions have caused some advertisers to reduce or delay advertising expenditures. These declines, which may continue in future periods, have a direct impact on demand for our products, which measure advertising campaigns and audiences across platforms.
Sustained reductions in advertising spending could result in customers terminating their subscriptions for our products, delaying renewals, or renewing on terms less favorable to us. Furthermore, our newer products, for which we recognize revenue based on impressions used, may be subject to higher fluctuations in revenue from changes in our customers' advertising budgets and spending. Macroeconomic factors could also increase our costs, reducing margins and preventing us from meeting our profitability goals. Finally, these factors make it difficult for us to predict our future revenue and costs, which could result in misallocation of resources or operating inefficiencies that could harm our business. The extent of the impact of these macroeconomic factors on our business is uncertain and may continue to adversely affect our operations and financial results.
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
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of September 30, 2022, our Preferred Stock was convertible into an aggregate of 84,126,583 shares of Common Stock at the election of the holders. Furthermore, we have reserved 5,457,026 shares of Common Stock for issuance pursuant to our Series A Warrants. We have also issued 8,066,876 shares of Common Stock for distribution to the selling stockholders of Shareablee (which we acquired in December 2021). In addition, we may elect to pay any deferred consideration due to the Shareablee sellers in 2022, 2023 and 2024 in shares of Common Stock.
As of September 30, 2022, 2,322,861 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 4,964,952 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit awards under our equity incentive plans and arrangements (including assumed Shareablee awards and an employment inducement award we granted in 2021), 5,204,437 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan ("2018 Plan") and 176,228 shares of Common Stock were available for future equity awards under our acquired Shareablee plan.
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
(a) Unregistered Sales of Equity Securities during the Nine Months Ended September 30, 2022
On May 16, 2022, we issued 121,357 shares of Common Stock to certain former holders of capital stock and warrants of Shareablee, Inc. (which we acquired in December 2021) in connection with a working capital adjustment. The issuance of shares was made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation of comScore, Inc., dated March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.6
Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.7
Amended and Restated Bylaws of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520)

10.1*
Letter Agreement, dated July 5, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.2*
First Amendment to the comScore, Inc. Change of Control Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.3*
First Amendment to the comScore, Inc. Severance Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.4*
Letter Agreement, dated July 5, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.5*
Change of Control Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.6*
Severance Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.7*
Form of Performance Restricted Stock Units Award Agreement for CEO (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q, filed August 9, 2022) (File No. 001-33520)

10.8*
Form of Performance Restricted Stock Units Award Agreement for CFO (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q, filed August 9, 2022) (File No. 001-33520)

10.9*
Letter Agreement, dated August 22, 2022, by and between comScore, Inc. and Greg Dale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.10*
Change of Control Agreement, effective as of August 23, 2022, by and between comScore, Inc. and Greg Dale (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.11*
Severance Agreement, effective as of August 23, 2022, by and between comScore, Inc. and Greg Dale (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.12*+	Form of Performance Restricted Stock Units Award Agreement for COO

10.13*+	Change of Control Agreement, effective as of May 28, 2019, by and between comScore, Inc. and David Algranati

10.14*+	Severance Agreement, effective as of May 28, 2019, by and between comScore, Inc. and David Algranati

10.15*
Separation and General Release Agreement, dated August 25, 2022, by and between comScore, Inc. and Chris Wilson (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.16^
Second Amendment to Data License Agreement, dated as of November 6, 2022, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 7, 2022) (File No. 001-33520)

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
November 8, 2022