Form 10-K
period 2022-12-31
COMSCORE, INC.
filed 2023-03-02
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
Form 10-K
__________________________________________________________________
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $160.0 million (based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date). Solely for purposes of this disclosure, shares of the registrant's common stock held by executive officers and directors and each person who owned 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 24, 2023, there were 92,187,156 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant's Proxy Statement with respect to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days following the end of the registrant's fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K.

COMSCORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Annual Report on Form 10-K, or 10-K, including the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K, and the information incorporated by reference in this 10-K, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding the impact on our business of the coronavirus ("COVID-19") pandemic and global measures to mitigate the spread of the virus; expectations regarding our restructuring activities and cost-reduction initiatives; macroeconomic trends that we expect may influence our business, including any recession or changes in consumer behavior resulting from the COVID-19 pandemic or other factors; plans for financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with debt and financing covenants and other payment obligations; expectations regarding enhanced commercial relationships and the development and introduction of new products; potential limitations on our net operating loss carryforwards and other tax assets; regulatory compliance and expected changes in the regulatory or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; and plans for growth and future operations, as well as assumptions relating to the foregoing.
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
Overview
We are a global information and analytics company that measures advertising, content, and the consumer audiences of each, across media platforms. We create our products using a global data platform that combines information on digital platforms (connected (Smart) televisions, mobile devices, tablets and computers), television ("TV"), direct to consumer applications, and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods enables a common standard for buyers and sellers to transact on advertising. This helps companies across the media ecosystem better understand and monetize their audiences and develop marketing plans, content and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include digital publishers, television networks, movie studios, content owners, brand advertisers, agencies and technology providers.
The information we analyze crosses geographies, types of content and activities, including websites, mobile and over the top ("OTT") applications ("apps"), video games, television and movie programming, electronic commerce ("e-commerce") and advertising.
We are a Delaware corporation headquartered in Reston, Virginia with principal offices located at 11950 Democracy Drive, Suite 600, Reston, VA 20190. Our telephone number is 703-438-2000.
Recent Key Developments
Leadership Changes
On July 5, 2022, our Board of Directors (the "Board") appointed Jonathan Carpenter as our Chief Executive Officer, effective July 6, 2022. In connection with Mr. Carpenter's appointment, William Livek retired as our Chief Executive Officer. Also on July 5, 2022, the Board appointed Mary Margaret Curry as our Chief Financial Officer and Treasurer, effective July 6, 2022. Ms. Curry continues to serve as our principal accounting officer.
On August 22, 2022, our Board appointed Greg Dale as Chief Operating Officer and David Algranati as Chief Innovation Officer of the Company, effective August 23, 2022. We also announced that our Chief Commercial Officer, Chris Wilson, would depart the Company effective October 1, 2022.
Organizational Restructuring
On September 29, 2022, we communicated a workforce reduction as part of our broader efforts to improve cost efficiency and better align our operating structure and resources with strategic priorities (collectively, the "Restructuring Plan"). In addition to employee terminations, the Restructuring Plan is expected to include the reallocation of commercial and product development resources; reinvestment in and modernization of key technology platforms; consolidation of data storage and processing activities to reduce our data center footprint; and reduction of other operating expenses, including software and facility costs. We may also determine to exit certain activities in certain geographic regions in order to more effectively align resources with business priorities.
Amendment to Revolving Credit Agreement
On February 25, 2022, we entered into an amendment to our senior secured revolving credit agreement (the "Revolving Credit Agreement") to expand our aggregate borrowing capacity from $25.0 million to $40.0 million. The 2022 amendment also replaced the Eurodollar Rate with a SOFR-based interest rate and modified the Applicable Rate definition in the Revolving Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 2.50%. Finally, the amendment modified certain financial covenants under the Revolving Credit Agreement.
On February 24, 2023, we entered into an additional amendment to the Revolving Credit Agreement that further modified our financial covenants, introduced a minimum liquidity covenant, and increased the Applicable Rate payable on SOFR-based loans to 3.50%. Refer to Footnote 16, Subsequent Events, of the Notes to the Consolidated Financial Statements for additional information about the 2023 amendment.

Macroeconomic Factors
During 2020 and 2021, the COVID-19 pandemic and related government mandates and restrictions had a significant impact on the media, advertising and entertainment industries in which we operate. The pandemic also had an impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. In response to the COVID-19 pandemic, we took actions in 2020 and 2021 to mitigate the liquidity impact, including freezing hiring, exiting non-critical consultants and contractors, terminating or negotiating reductions in vendor agreements and leases, and reducing certain travel, marketing, recruiting and other corporate activities. Although we cannot quantify the impact that the pandemic may have on our business in the future, we saw positive recovery in 2022, including the reopening of theaters in most markets worldwide. At the same time, however, macroeconomic factors such as inflation, rising interest rates, and supply chain disruptions caused some advertisers to reduce or delay advertising expenditures in the second half of 2022. These declines had a direct impact on demand for our products, particularly those for which we recognize revenue based on impressions used. We expect that softness in the advertising market will continue to affect our business in 2023.
Background and Market
We were founded in 1999 on the belief that digital technology would transform the interactions between people, media and brands in ways that would generate substantial demand for data and analytics about that interaction. The growing adoption of digital technologies also allowed measurement of the behavior of consumers' online activities. Based on this vision, we built a global opt-in panel that provided insight into online activities. Over the years we have enhanced our product offerings by uniting panel data with census-level data from website tags and other sources, and we expanded our presence in various markets. We also have access to millions of television and video on demand ("VOD") screens and the ability to measure box office results from movie screens across the world.
In December 2021, we acquired Shareablee, Inc. ("Shareablee"), allowing us to expand our Media Metrix® and Video Metrix® currencies to include Shareablee's social media engagement and video insights, in order to bridge the industry gap of traditional digital and social measurement services.
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
•Comscore's Digital Census Data is our census digital network whereby content publishers share information with us. That sharing includes direct integrations with the publishers, as well as publishers' implementation of our software code (referred to as "tagging") on their websites, in mobile applications and video players to provide us usage information.
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
•We have created an opt-in Total Home Panel, which can capture data that runs through a home's internet connection. This expands our intelligence to include such activity as game console and Internet of Things ("IOT") device usage.
•We collect content and advertising data from major social platforms for measurement, audience, and lift analysis.

Data Science and Management
The ability to integrate, manage and transform massive amounts of data is core to our company. We continue to invest in technologies to enable large-scale measurement with protection of consumer privacy and attractive economics. Our systems contain multiple redundancies and advanced distributed processing technologies. We have created innovations such as:
•Our United Digital Measurement® ("UDM") methodology, which allows us to combine person-centric panel data with website server data. We believe this gives our customers greater accuracy, granularity and relevance in audience measurement.
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
•Distributors of streaming video content;
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
During 2022, our products and services were organized around two solution groups:
•    Digital Ad Solutions provide measurement of the behavior and characteristics of audiences across digital platforms, including computers, tablets, mobile and other connected devices. This solution group also includes custom offerings that provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection across digital platforms, including transactional outcome-based measurement driven by our Activation and Comscore Campaign Ratings ("CCR") products.
•    Cross Platform Solutions provide measurement of content and advertising audiences across local, national and addressable television, including consumption through connected (Smart) televisions, and are designed to help customers find the most relevant viewing audience whether that viewing is linear, non-linear, online or on-demand. This solution group also includes custom offerings that provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns across platforms. In addition, this solution group includes products that measure movie viewership and box office results by capturing movie ticket sales in real time or near real time and includes box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide.

We categorize our revenue for 2022 and prior periods along these two solution groups; however, our shared cost structure is defined and tracked by function and not by our solution groups. These shared costs include employee costs, operational overhead, data centers and our technology that supports our product offerings.
Digital Ad Solutions products and services include:
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
•Video Metrix Multi-Platform, which delivers unduplicated measurement of digital video consumption across computer, smartphone, tablet and connected TV ("CTV") devices and provides TV-comparable reach and engagement metrics, as well as audience demographics.
•Plan Metrix, which provides an understanding of consumer lifestyle, buying and other consumption habits, online and offline, by integrating attitudes and interests with online behavior and provides customers with insight into patterns and trends needed to develop and execute advertising and marketing campaigns.
•Total Home Panel Suite, including CTV Intelligence and Connected Home, which capture CTV and IOT device usage and content consumption. Comscore Connected Home enables users to better understand consumer engagement with technology and media by measuring behavior across network and router-connected devices in the home. Comscore CTV Intelligence provides clients with critical insight into consumer streaming activity on TV-connected devices, including smart TVs, streaming sticks and boxes, and gaming consoles.
•CCR, which expands upon validated Campaign Essentials ("vCE") verification of mobile and desktop video campaigns with the addition of video advertising delivered via digital, CTV and TV and provides unduplicated reporting that enables ad buyers and sellers to negotiate and evaluate campaigns across media platforms.
•XMedia Enhanced, which provides a deduplicated view of national programming content across TV, digital, and CTV platforms.
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
•Activation Solutions, including Audience Activation and Content Activation. Comscore Audience Activation offers targeting with demographics and cross-screen behaviors for digital, mobile and CTV campaigns. Comscore Content Activation provides a robust set of pre-bid inventory filters to help marketers and media companies achieve brand-safe, relevant campaign delivery across desktop, mobile, podcasts, and CTV. A new addition to the Content Activation suite, Predictive Audiences delivers contextually delivered, ID-free segments based on granular audience behaviors.
Cross Platform Solutions products and services include:
•Comscore TV - National, which combines TV viewing information with marketing segmentation and consumer databases for enhanced audience intelligence. Comscore TV - National data is also used in analytical applications to help customers better understand the performance of network advertising campaigns.
•Comscore TV - Local, which allows customers to better understand consumer viewing patterns and characteristics across local TV stations and cable channels in their market(s) to promote viewership of a particular station and negotiate inventory pricing based on the size, value and relevance of the audience.
•OnDemand Essentials, which provides multichannel video programming distributors and content providers with transactional tracking and reporting based on millions of television screens, enabling our customers to plan advertising campaigns that more precisely target consumers watching on-demand video content.
•Movie Solutions, including Box Office Essentials and International Box Office Essentials, which provide detailed measurement of domestic and international theatrical gross receipts and attendance, with movie-specific information across the globe; PostTrak, which is an exit polling service that reports audience demographics and the aspects of each title that trigger interest and attendance; and Swift, which is an electronic box office reporting system that facilitates the flow of reconciled theater-level ticket transactions.
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
•Designing solutions to continue to measure the online media space while honoring increased privacy concerns, including the development of industry-compatible, interoperable methodologies that will function as browser, regulatory, and legal environments change;
•Creating new methodologies to measure person-level TV and digital consumption at scale and across platforms; and
•Continuing to develop expertise in combining multiple data assets, both to leverage single-platform datasets into representative cross-platform measurements as well as working with the data of partner companies, allowing us to enhance existing services and create new and innovative audience measurement products. These efforts include original research into the measurement of data overlaps and de-duplication in the measurement of reach.
Recent Product Investments and Releases
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
We are adopting and developing new methodologies to lead this transition to a more privacy-centric world. A key component is leveraging our capabilities in panels, which we believe give us a competitive advantage in digital and cross-platform management. In parallel, our work with existing and new partners to collaborate and test emerging solutions is intended to expand the reach of our large-scale integrations. We are creating measurement innovations designed to produce stronger products engineered for privacy, building from the pioneering UDM concept and moving toward privacy-first consented identifiers and methodologies.
We are also engaged in industry initiatives that focus on the viability and success of cross media measurement to support the "free web," which is driven by advertising investment. One of these initiatives, championed by the Association of National Advertisers ("ANA"), Google, Meta, and TikTok, is a global privacy measurement framework proposal from the World Federation of Advertisers ("WFA"). In 2021, we were selected by the ANA as a partner in their Cross-Media Measurement initiative for a pilot in measuring privacy-preserving reach and frequency measurements for television and digital media audiences, which is capable of reporting both demographics and cross-platform de-duplication. During 2022, we worked with the ANA to demonstrate that the WFA's framework for content and ad measurement can be successful and scale.
Comscore Predictive Audiences
With third-party cookie deprecation fast approaching, advertisers need bold new solutions to ensure their campaigns continue to reach the right audiences without interruption. In 2021 we launched Predictive Audiences – a cookie-free targeting capability that enables advertisers to reach audiences based on granular consumer behavior through privacy-friendly contextual signals. This solution delivers scale and precision beyond what was previously available in the industry, and can be used across digital, mobile, and CTV campaigns.
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
•Online advertising companies that provide measurement of online ad effectiveness and ad delivery used for billing purposes, including Nielsen, Google and Meta;
•Companies that provide digital advertising technology point solutions, including DoubleVerify, Integral Ad Science, Oracle Moat and HUMAN;
•Companies that provide audience measurement and competitive intelligence across digital platforms, including Nielsen, Similarweb and Data AI;
•Analytical services companies that provide customers with detailed information about behavior on their own websites, including Adobe Analytics, IBM Digital Analytics and WebTrends Inc.;
•Companies that report Smart TV data such as Vizio, LG, Samsung and Samba TV; and
•Companies that provide consumers with TV and digital services such as DirecTV and Comcast.
We compete based on the following principal factors:
•The ability to provide accurate measurement of digital audiences across multiple digital platforms;
•The ability to provide TV audience measurement based on large-scale data that increases accuracy and reduces variability;
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
Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. A number of laws have recently come into effect, and there are proposals pending before federal, state and foreign legislative and regulatory bodies that have affected and are likely to continue to affect our business. For example, the European Union's ("EU") General Data Protection Regulation, or GDPR, became effective in 2018, imposing more stringent EU data protection requirements and providing for greater penalties for noncompliance. In addition, regulators in the EU, the U.S. and elsewhere are increasingly focused on transparency, consent, consumer choice and the collection of data using tracking technologies. In the EU, cross-border data transfers are increasingly scrutinized to ensure compliance, and there have been expanded enforcement efforts in this area. Five U.S. states now have comprehensive privacy laws governing the collection and use of personal information. The California Consumer Privacy Act, which went into effect in 2020, was substantially expanded by the California Privacy Rights Act of 2020, which went into effect in January 2023. The Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and the Utah Consumer Privacy Act all came into effect or will come into effect in 2023. These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and impose new and complex requirements on our business. Failure to comply with these laws or other privacy, data collection, data transfer or consent requirements, could result in substantial penalties and reputational harm.
We also monitor actions by the Federal Communications Commission, the Federal Trade Commission, and their state and foreign counterparts, including regulatory developments affecting Internet Service Providers, advertisers and other industry participants.
Human Capital Management
Our management of human capital is essential to the success of our company, and our management team is actively engaged in developing a strong, engaged team to execute on our business plans.
As of January 31, 2023, we had 1,382 employees and 174 contingent providers/contractors. Our employee population, which is comprised 94% of full-time employees and 6% of part-time employees, is dispersed across the globe, as outlined below as of December 31, 2022.

Percent of Employees
North America	61%
Asia-Pacific Rim	17%
Europe	12%
Latin America	10%
The following table outlines the percentage of employees in different functional areas as of December 31, 2022:

Percent of Employees
Product and Technology	52%
Sales and Service	23%
Movies	15%
General and Administrative	10%

Employee Engagement & Retention
The development, attraction and retention of talent is critical to the success of our business. We focus on building employee engagement; developing a positive culture of trust, transparency, learning, and involvement; and competitive pay and benefits structures to attract and retain employees and protect the intellectual capital that we have built. We regularly review our employee turnover and satisfaction rates, and develop strategies and tactics to improve employee engagement and retention. On average, employee tenure is approximately five years, and more than 10% of our employees have been employed by our company for more than ten years.
We seek to attract and retain the best talent from a diverse group of sources around the world, in order to meet our current and future staffing needs. In addition to a robust employee referral practice and independent outreach, we have developed relationships with universities, professional associations, and industry alliances to further increase our outreach and talent pool. In 2022, our company conducted hiring in North America, Europe, India, and Latin America.
Where feasible within the countries in which we operate, we provide a competitive and varied portfolio of healthcare, wellness, financial, and other benefit offerings to suit the diverse needs and lifestyles of our employees. Within the United States, 84% of our employee population was enrolled in one of our healthcare plans as of December 31, 2022.
We provide virtual, on-demand learning opportunities to all employees, and we also develop and deliver custom learning programs to meet specific business needs and employee interests. In 2022, approximately 80% of our employees participated in learning activities through the on-demand portal.
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
Work Environment
We believe we have created a work environment, whether in person or virtually, that represents our commitment to safety and wellness. We provide both system and technology capability as well as personal support, including wellness activities and resources, virtual social activities, and support for working parents. Supporting the person, not just the "worker," allows us to maintain business operations without endangering employees or customers. We had no safety incidents reported in 2022.
Diversity and Inclusion
We strive to build and develop a workforce that reflects diversity, equity, and inclusion at all levels of the organization. As of December 31, 2022, over 40% of our global workforce was female and approximately 40% of our executive leaders were female. Within the United States, more than 30% of our employees identified as a person of color or as other than white. Our view is that our culture of involvement and appreciation of others enables us to more fully develop and leverage the strengths of our workforce to meet our business objectives. We place a high value on inclusion and employee-led opportunities across the Company, including the Employee Resource Groups ("ERGs") which are sponsored by senior leadership but are developed and maintained by diverse groups of employees who share or champion common interests, representations, or causes. We currently have ERGs in support of LGBTQ+ persons, people of color, women, young professionals, and remote workers. We have amplified our conversation and actions relating specifically to inclusion and diversity in the last year, taking a more active executive stance and implementing learning and development initiatives, additional ERGs, virtual employee gatherings and activities, and talent acquisition opportunities.
Locations and Geographic Areas
We are located around the globe with employees in 17 countries. Our primary geographic market is the United States, followed by Asia, Europe, Latin America and Canada. For information with respect to sales by geographic markets, refer to Footnote 4, Revenue Recognition, of the Notes to Consolidated Financial Statements.
Executive Officers and Directors
Executive Officers
Jonathan (Jon) Carpenter has served as our Chief Executive Officer since July 2022 and was our Chief Financial Officer and Treasurer from November 2021 to July 2022. Mr. Carpenter previously served as Chief Financial Officer of Publishers Clearing House, a direct marketing and media company, from June 2016 until November 2021. Prior to Publishers Clearing House, he served in divisional CFO roles for Nielsen Company, Sears Holdings and NBC Universal. He began his career with General Electric in the GE Financial Management Program. Mr. Carpenter holds a bachelor's degree in economics from the University of Vermont.
Mary Margaret Curry has served as our Chief Financial Officer and Treasurer since July 2022 and as our Chief Accounting Officer since December 2021. Ms. Curry joined Comscore in 2011 and has served in roles of increasing scope and responsibility since then, including as Global Tax Director (August 2011 to July 2015), Senior Director of Global Tax Compliance and Reporting (July 2015 to May 2018), Vice President of Tax and Treasury (May 2018 to November 2020) and Senior Vice President and Controller (November

2020 to December 2021). Prior to joining Comscore, she spent nine years with KPMG. Ms. Curry holds bachelor's and master's degrees in accounting from East Carolina University and is a Certified Public Accountant.
David Algranati has served as our Chief Innovation Officer since August 2022. Dr. Algranati was our Chief Product Officer from May 2019 to August 2022 and our Senior Vice President, Product Management from January 2016 to May 2019. He previously served as Senior Vice President, Product Innovation and Custom Research at Rentrak Corporation from July 2011 until our merger with Rentrak in January 2016. Prior to Rentrak, he held various roles with Simmons Market Research and Experian. Dr. Algranati holds a bachelor's degree in political science from The George Washington University, master's degrees in statistics and public policy from Carnegie Mellon University, and a doctorate in statistics and public policy from Carnegie Mellon University.
Gregory (Greg) Dale has served as our Chief Operating Officer since August 2022 and was our General Manager, Digital from December 2021 to August 2022. Mr. Dale previously served as Chief Operating Officer of Shareablee, Inc., a social media marketing analytics company, from July 2018 through our acquisition of Shareablee in December 2021. Prior to Shareablee, he was Chief Operating Officer of Persado, an artificial intelligence-based marketing content platform, from April 2016 to February 2018. Mr. Dale previously held senior roles with Comscore from 1999 to 2016, and prior to that, worked with data and analytics firm Information Resources, Inc. He holds a bachelor's degree from Purdue University.
Non-Executive Directors
Nana Banerjee has served as Chairman of the Board since July 2022 and as a director since March 2021. Dr. Banerjee serves as a senior advisor to the CEO of Cerberus Capital Management, a private equity firm, since September 2021. He also serves on the Board of multiple Cerberus portfolio companies. From March 2020 to September 2021, he served as a Senior Managing Director of Cerberus Global Technology Solutions. Dr. Banerjee brings extensive experience in leading, innovating and scaling analytics and technology businesses globally. Prior to joining Cerberus, he served as the President and CEO of McGraw-Hill, an education solutions company, and a member of its Board of Directors from April 2018 to October 2019. From September 2012 to March 2018, he was Group President and an Executive Officer of Verisk Analytics, a data analytics company, with responsibility for its high-growth businesses as well as oversight responsibility for its joint data and development environment and its centralized AI and advanced analytics organizations. He joined Verisk as part of its acquisition of Argus Information and Advisory Services, where he was CEO, and co-president and chief operating officer in prior roles. In other prior roles, Dr. Banerjee served as head of Citibank's credit card business in the United Kingdom and as vice president of marketing and analytics at GE Capital. Dr. Banerjee has a Ph.D. in applied mathematics from the State University of New York, a M.S. degree in mathematics from the Indian Institute of Technology, Delhi, and a B.S. degree with honors in mathematics from St. Stephens College, Delhi. Dr. Banerjee's extensive experience in analytics and technology enable him to bring valuable perspective to our Board.
Itzhak Fisher has served as a director since March 2021. Mr. Fisher is the Chairman and founder (2014 to present) of Pereg Ventures, a venture capital fund that invests in B2B information services businesses across the United States and Israel. Previously, he served as the EVP of global product, strategy and business development at Nielsen, as founder and Executive Chairman of Trendum, and as President and CEO of RSL Communications, where he built a telecommunications company that operated in over 20 countries and generated more than $1.5 billion in revenues. Mr. Fisher received a B.S. in Computer Science from New York Institute of Technology and completed advanced studies in computer science at New York University. He served on the board of directors of SITO Mobile from June 2017 to July 2018. His other affiliations include the Strategic Advisory Group, Goldman Sachs; Advisory Board, NYU Courant Institute of Mathematical Sciences; and President's Council, Tufts University. Mr. Fisher brings to our Board substantial experience in creating, operating and investing in digital, media and retail companies.
Leslie Gillin has served as a director since January 2023. Ms. Gillin is Chief Growth Officer of Pagaya Technologies, a financial technology company, where she oversees global growth strategy, business development, marketing, public relations and external communications. She joined Pagaya in October 2021 from JPMorgan Chase, where she served as Chief Marketing Officer of the firm (December 2019 to April 2021) and prior to that was President of Chase's CoBrand Cards Services (February 2017 to December 2019). Ms. Gillin has also held senior executive leadership positions at Bank of America, Citi and MBNA, including leadership roles in Canada and Europe. She has been recognized as a Top 50 Women Leaders by Women We Admire in 2022, as one of 2022's Top 25 Women Leaders in Financial Technology by The Financial Technology Report, honored as a Woman of the Year 2022 by The Stevie Awards' Women in Business and a Top 25 CMO to Watch by Business Insider in 2020. Ms. Gillin serves on the board of directors of Establishment Labs, a Nasdaq-listed women's biotech company, and has served on the board of The Ad Council, MasterCard UK Forum, the Philadelphia International Council of the Arts, The Please Touch Museum and the Delaware Bankers Association. She holds a degree in international relations and Spanish from the University of Delaware and also attended the University of Salamanca. Ms. Gillin brings a strong background in buy-side media analytics, marketing and financial services to our Board.
David Kline has served as a director since March 2021. Mr. Kline is Executive Vice President at Charter Communications, a communications and media company, and President of Spectrum Reach, the advertising sales division of Charter. Mr. Kline joined Charter in 2015 and provides strategic leadership to guide the company in both the traditional and advanced TV advertising space. Mr. Kline joined Charter from Visible World (now FreeWheel), where he served as President and COO directing their household addressable sales and programmatic advertising efforts. Earlier in his career, he served as President and COO of Cablevision Media Sales (now Altice Media Solutions) for more than 17 years. Mr. Kline serves on the board of directors for the Video Advertising Bureau and private companies Ampersand, Blockgraph (where he was appointed Chairman in April 2022) and Canoe. He received a

B.A. in a personalized study program focusing on marketing, finance, accounting and management from Ohio State University. Mr. Kline is a pioneering leader in the traditional and advanced TV advertising space and brings valuable relationships and perspective to our Board.
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
William (Bill) Livek has served as our Vice Chairman since January 2016. Mr. Livek was our Chief Executive Officer from November 2019 to July 2022 and our President from January 2016 to May 2018. He previously served as Vice Chairman and Chief Executive Officer of Rentrak Corporation, a media measurement and consumer targeting company, from June 2009 until our merger with Rentrak in January 2016. Prior to Rentrak, Mr. Livek was founder and Chief Executive Officer of Symmetrical Capital, an investment and consulting firm; Senior Vice President, Strategic Alliances and International Expansion, of Experian Information Solutions, Inc., a provider of information, analytical and marketing services; and co-President of Experian's subsidiary Experian Research Services. Mr. Livek has served on the board of directors of the Advertising Research Foundation ("ARF") since July 2022, and prior to that was a member of the ARF board of trustees. He holds a B.S. degree in Communications Radio/Television from Southern Illinois University. Mr. Livek brings substantial industry experience and audience measurement expertise to our Board.
Kathleen (Kathi) Love has served as a director since April 2019. Ms. Love is currently the CEO of Motherwell Resources LLC, a company devoted to management consulting and executive coaching. Prior to founding Motherwell in 2013, Ms. Love served as the President and CEO of GFK MRI (formerly Mediamark Research). MRI produced audience ratings for the consumer magazine industry in the United States, along with offering a projectable database on the demographics, attitudes, activities and buying behaviors of the U.S. consumer. MRI also developed and sold various software products. In 2018, Ms. Love was inducted into the Market Research Council Hall of Fame. Prior to joining MRI, Ms. Love held executive positions at The New York Times, EMAP Publishing and The Magazine Publishers of America. She has been an adjunct or guest instructor at Rutgers University, Brooklyn College and Queens College. Ms. Love holds a B.A. degree from Douglass College, Rutgers – The State University, an M.A. from Michigan State University and an M.Phil. from The Graduate Center, C.U.N.Y. She has advanced to candidacy for a Ph.D. in psychology and is a professional certified executive coach (PCC) and a member of the International Coach Federation (ICF). She has served on the board of directors of the Advertising Research Foundation, The Media Behavior Institute and the Market Research Council, of which she is past President. She sits on the board of the Associate Alumnae of Douglass College and serves as the treasurer and on the investment committee. She also uses her coaching skills during pro bono work at the Atlas School for Autism.
Martin (Marty) Patterson has served as a director since March 2021. Mr. Patterson currently serves as Vice President of Liberty Media Corporation, Qurate Retail, Inc., Liberty TripAdvisor Holdings, Inc. and Liberty Broadband Corporation. He has been with Liberty Media Corporation, a media, communications and entertainment company, and its predecessors since 2010. Mr. Patterson currently serves as a director of Skyhook Wireless, Inc. and was formerly a director of Ideiasnet S.A. He received his B.A. from Colorado College and is a CFA Charterholder. Mr. Patterson brings to our Board extensive experience identifying and evaluating investment opportunities in the technology, media and telecommunications sectors.
Brent Rosenthal has served as Lead Director since July 2022 and as a director since January 2016. He served as Chairman of the Board from April 2018 to July 2022. Mr. Rosenthal is the Founder of Mountain Hawk Capital Partners, LLC, an investment fund focused on small and microcap equities in the technology, media, telecom (TMT) and food industries. Mr. Rosenthal has been the Lead Independent Director/Non-Executive Chairman of the board of directors of RiceBran Technologies, a food company, since July 2016 and served as an advisor to the board of directors and executive management of FLYHT Aerospace from December 2019 to June 2020 and as a member of the FLYHT Aerospace board of directors since June 2020. He also served on the board of directors of SITO Mobile, Ltd., a mobile location-based media platform, from August 2016 to July 2018, and as Non-Executive Chairman of its board of directors from June 2017 to July 2018. Previously, Mr. Rosenthal was a Partner in affiliates of W.R. Huff Asset Management where he worked from 2002 to 2016. Mr. Rosenthal served as the Non-Executive Chairman of Rentrak Corporation from 2011 to 2016. He was Special Advisor to the board of directors of Park City Group from November 2015 to February 2018. Mr. Rosenthal earned his B.S. from Lehigh University and M.B.A. from the S.C. Johnson Graduate School of Management at Cornell University. He is an inactive Certified Public Accountant. Mr. Rosenthal brings to our Board financial expertise and experience in the media and information industries.
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
Available Information
We make our periodic and current reports along with amendments to such reports available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Our website address is www.comscore.com, and such reports are made available free of charge under "SEC Filings" in the Investor Relations section of our website. Information contained on our website is not part of this 10-K and is not incorporated herein by reference.
You can read our SEC filings, including this 10-K as well as our other periodic and current reports, on the SEC's website at www.sec.gov.

ITEM 1A.	RISK FACTORS
An investment in our Common Stock involves a substantial risk of loss. You should carefully consider the following risk factors, together with all of the other information included in this 10-K, before you decide whether to invest in our stock. The risks identified below could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully below and include, but are not limited to:
Risks Related to Our Business and Our Technologies
•Macroeconomic factors could negatively impact demand for our products and increase our costs.
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
•System failures, security breaches, delays in system operations, or failure to pass customer or partner security reviews may harm our business.
•Our restructuring activities may not deliver the expected results and could disrupt our business operations.
•We may not be able to adequately retain and hire qualified personnel.
•The COVID-19 pandemic and other global events could continue to adversely affect our business.
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
•Domestic or foreign laws may limit our ability to collect and incorporate media usage information in our products and impose costly requirements on our business.
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

Risks Related to International Operations
•Our business could become increasingly susceptible to risks associated with international operations.
•Export controls and sanctions laws could impair our ability to compete in international markets and subject us to liability.
•Changes in foreign currencies could have a significant effect on our operating results.
Risks Related to Our Capital Structure and Financings
•The holders of our Series B Convertible Preferred Stock ("Preferred Stock") have significant influence and rights that may conflict with the interests of our other stockholders.
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
•We may need additional capital to support our business or meet our debt or dividend obligations, which may not be available on acceptable terms or at all.
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
Sustained reductions in advertising spending could result in customers terminating their subscriptions for our products, delaying renewals, or renewing on terms less favorable to us. Furthermore, our newer products, for which we recognize revenue based on impressions used, may be subject to higher fluctuations in revenue from changes in our customers' advertising budgets and spending. Macroeconomic factors could also increase our costs, reducing margins and preventing us from meeting our profitability goals. Finally, these factors make it more difficult for us to predict our future revenue and costs, which could result in misallocation of resources or operating inefficiencies that could harm our business. The extent of the impact of macroeconomic factors on our business is uncertain and may continue to adversely affect our operations and financial results.
The market for media measurement and analytics products is highly competitive, and if we cannot compete effectively, our revenues could decline and our business could be harmed.
The market for audience and advertising measurement products is highly competitive and is evolving rapidly. We compete primarily with providers of media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers, and with internal solutions developed by customers and potential customers. In recent years, competition has intensified as a result of the entrance of new competitors and the development of new technologies, products and services in our industry, and we expect this trend to continue. Some of our competitors have substantially greater resources than we do. As a result, these competitors may be able to devote greater resources to development of systems and technologies, acquisition of data, recruitment and retention of personnel, marketing and promotional campaigns, panel retention and development, and other key areas that can impact our ability to compete effectively. In addition, some of our competitors have adopted and may continue to adopt aggressive pricing policies, including the provision of certain services at little or no cost, in order to retain or acquire customers. Furthermore, large software companies, internet platforms and database management companies may enter our market or enhance their current offerings, either by developing competing services or by acquiring our competitors, and could leverage their significant resources and pre-existing relationships with our current and potential customers. Finally, consolidation of our competitors could make it difficult for us to compete effectively. If we are unable to compete successfully against our current and future competitors, we may not be able to retain and acquire customers, and we may consequently experience a decline in revenues, reduced operating margins, loss of market share and diminished value from our products.

If we are unable to provide television, digital or cross-platform analytics, or if our analytics are incomplete, our ability to maintain and grow our business may be harmed.
As the media and advertising industries increasingly evaluate advertising campaigns across various forms of media, such as television, online, and mobile, the ability to measure the combined size and composition of audiences across platforms is increasingly important and in demand. If we are unable to gain or maintain access to information measuring a media component or type, or if we are unable to do so on commercially reasonable terms, our ability to meet our customers' demands and our business and financial performance may be harmed. Furthermore, even if we do have access to television and digital (including mobile and CTV) data, if we have insufficient technology, or encounter challenges in our methodological approaches, our products may be inferior to other offerings, and we may be unable to meet our customers' demands. In such event, our business and financial performance may be harmed.
In particular, our acquisition of television data may be reliant on companies that have historically held a dominant market position measuring television to produce industry-accepted measurement across a combination of media platforms. Our competitors or other providers may have more leverage with data providers and may be unable or unwilling to provide us with access to quality data to support our products, on reasonable terms or at all. Likewise, our acquisition of digital data may be reliant on large digital publishers that may technologically or legally prevent access to their proprietary platforms for research or measurement purposes. Moreover, as mobile devices, technology and CTV viewing continue to proliferate, gaining and maintaining cost-effective access to mobile and CTV data will become increasingly critical, and we could face difficulty in accessing these forms of data. If we are unable to acquire and integrate data effectively and efficiently, or if the cost of data acquisition or integration increases, our business, financial condition and results of operations may be harmed.
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
Furthermore, the market for our products is characterized by changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the

Internet Advertising Bureau, and the Media Rating Council as well as foreign and international industry associations have initiated efforts to either review market research methodologies across the media that we measure or develop minimum standards for such research. Failure to seek or achieve accreditation, delays in accreditation, or adverse audit findings may negatively impact the market acceptance of our products. Meanwhile, successful accreditation or audits may lead to costly changes to our procedures and methodologies and may not result in the anticipated commercial benefits.
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
We have in the past and may in the future change our methodologies, the methodologies of companies we acquire, or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans or in industry standards, changes in law or regulatory requirements, changes in technology used by websites, browsers, mobile applications, servers, or media we measure, integration of acquired companies or expressed or perceived needs of our customers, potential customers or partners. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. As a result of future methodology changes, some of our customers that may also supply us with data may decide not to continue buying products or services from us or may decide to discontinue providing us with their data to support our products. Such customers may elect to publicly air their dissatisfaction with the methodological changes made by us, which may damage our brand and harm our reputation.
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
Our customers have no obligation to renew after the expiration of their initial subscription period, and we cannot be assured that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Furthermore, our newer products, for which revenue is recognized based on impressions used, may be subject to higher fluctuations in revenue. Our customer renewal rates may decline or fluctuate due to a number of factors, including customer satisfaction or dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, the health of the advertising marketplace and the industries in which we operate, mergers and acquisitions affecting our customer base, general economic conditions or reductions in our customers' spending levels.
Our growth depends upon our ability to retain existing large customers and add new large customers. To the extent we are not successful in doing so, our ability to grow revenue and attain profitability and positive cash flow may be impaired.
Our success depends in part on our ability to sell our products to large customers and on the renewal of subscriptions and contracts with these customers in subsequent years. For the years ended 2022, 2021 and 2020, we derived 34%, 35% and 30%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions, changes in the regulatory environment or other factors, such as the failure or consolidation of large customer companies, internal reorganization or changes in focus, or dissatisfaction with our products, may cause certain large customers to terminate or reduce their subscriptions and contracts with us. The loss of any one or more of these customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability or divert resources from our other priorities. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profit margins to decline, and our ability to sell our products to other customers could be adversely affected.
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
Our product, information technology and security teams regularly review our systems and security posture and evaluate ways to enhance our processes and controls. In addition, our board of directors and audit committee receive quarterly updates on developments in information technology, security and data governance. We regularly train our employees on information security and related risks, and we conduct third-party audits on our security program (ISO 27001). Nevertheless, we cannot guarantee that a security incident will not occur or that any such incident will be timely detected or remediated. Cyber breaches continue to evolve in sophistication and may be difficult to detect. A security incident or failure of our network or data gathering procedures, or those of our third-party data suppliers, could result in liability to the Company, impede the processing of data, cause the corruption or loss of data, prevent the timely delivery of our products, give rise to government inquiries or enforcement actions, or damage our brand and reputation.
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
We host some of our products and serve our customers from data center facilities located throughout the U.S. While we operate our equipment inside these facilities, we do not control the operation of these facilities, and, depending on service level requirements and costs, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, security breaches, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. We select our third-party data center providers through a rigorous process based on redundant capability and compliance with industry standards and audits. We believe that we will be able to renew, or find alternative data center facilities, on commercially reasonable terms, although there can be no guarantee of this. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new data center, we may experience delays in delivering our products until an agreement with another data center facility can be arranged or the migration to a new facility is completed.
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
Achieving our long-term revenue and profitability goals depends significantly on our ability to allocate resources in line with our strategic objectives and control our operating costs. As described in Footnote 15, Organizational Restructuring of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this 10-K, we recently communicated a workforce reduction as part of our broader efforts to improve cost efficiency and better align our operating structure and resources with strategic priorities (collectively, the "Restructuring Plan"). In addition to employee terminations, the Restructuring Plan includes the reallocation of commercial and product development resources; reinvestment in and modernization of key technology platforms; consolidation of data storage and processing activities to reduce our data center footprint; and reduction of other operating expenses, including software and facility costs. We may also determine to exit certain activities in certain geographic regions in order to more effectively align resources with business priorities.
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
We rely heavily on our management team and other personnel to operate and grow our business. The loss of one or more key employees, the inability to attract and retain qualified personnel, or the failure to integrate new personnel could harm our business.
Our success and future growth depend to a significant degree on the skills and continued services of our management team. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, sales and marketing personnel. The market for these personnel is extremely competitive, particularly for software engineers, data scientists and other technical staff, and like many companies in our industry, we have faced higher rates of attrition in recent years. Our restructuring activities have put additional pressure on our ability to retain, attract and motivate key personnel. If we cannot retain highly skilled workers and key leaders, our ability to develop and deliver our products and increase our revenues may be materially and adversely affected. If we must increase employee compensation and benefits in order to remain competitive for these personnel, our operating costs and financial condition may be adversely affected. Recruiting and training costs may also place significant demands on our resources. We may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge, or while new personnel integrate into our business and transition into their respective roles. Failure to ensure effective transitions and knowledge transfers may adversely affect our operations and our ability to execute on our strategic plans and growth initiatives.
The effectiveness of our equity awards as a means to recruit and retain key personnel has diminished, and we may need to grant equity awards outside of our existing plan.
Historically, we have relied on equity awards as one means of recruiting and retaining key personnel, including our senior management. Due to declines in our stock price in recent years, the effectiveness of our outstanding equity awards as a means to retain key personnel has diminished. Moreover, the quantity of equity awards we are able to grant under our 2018 Equity and Incentive

Compensation Plan ("2018 Plan") is limited. These limits have impacted our ability to offer new awards to current and prospective employees, which in turn has contributed to employee retention and hiring challenges. In order to address our compensation needs, we plan to seek an amendment to our 2018 Plan to increase the number of shares available for future equity awards. We also may need to consider granting equity awards outside of our 2018 Plan, as we did with a 2021 executive hire. Either of these options would result in additional dilution to our existing stockholders. If the amendment to our 2018 Plan is not approved by our stockholders or if our stock price continues to decline, we may need to shift a larger portion of employee compensation to cash, which could adversely affect our liquidity and financial condition.
The COVID-19 pandemic and related economic repercussions could continue to have adverse effects on our business, financial position, results of operations and cash flows.
The COVID-19 pandemic and related government mandates and restrictions have had a significant impact on the media, advertising and entertainment industries in which we operate. To date, the COVID-19 pandemic has had some impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. These conditions have negatively impacted our revenue and cash flows, particularly in our movies business, and could continue to have an impact in future periods. It is possible that long-term changes in consumer behavior will impact our customers' operations, and thus their demand for our services and ability to pay, even after the spread of COVID-19 has been contained and businesses resume normal operations. While we have taken actions to mitigate the impact of the COVID-19 pandemic, these steps may not be successful or adequate if customer demand or cash collection efforts are further impacted by the COVID-19 pandemic or other factors.
We face risks related to the Russian invasion of Ukraine, including from the resulting geopolitical effects.
The Russian invasion of Ukraine has resulted in worldwide geopolitical and macroeconomic uncertainty. The U.S. and others have imposed financial and economic sanctions on certain industry sectors and parties in and associated with Russia and Belarus, and additional sanctions could be adopted in the future. Compliance with the sanctions and export controls regime is complex and may lead to increased regulatory scrutiny, particularly with respect to data collection and data transfer in affected regions. The conflict may also heighten risks relating to employee safety, cybersecurity incidents or disruptions to our information systems, operational costs, reputational damage and potential retaliatory action by the Russian government or other actors. As the situation develops and the regulatory environment continues to evolve, we may adjust our business practices as required or appropriate to respond to the changes. While we do not currently expect the conflict to have a direct material impact on our business, it is not possible to predict the broader consequences, which could include additional sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on the global economy or on our business and operations, as well as those of our customers, partners and third-party service providers.
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
•our ability to respond to changes in our customers' businesses and consumer behavior resulting from the COVID-19 pandemic and other factors;
•changes in our customers' subscription renewal behaviors and spending on projects, particularly custom projects and usage-based products;
•the impact of our contract renewal rates caused by our customers' budgetary constraints, competition, customer dissatisfaction or customer corporate restructuring;
•the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition;
•the effect of revenues generated from significant one-time projects or the loss of such projects;
•the timing and success of new product introductions or changes in methodology by us or our competitors;
•the impact of our Preferred Stock transactions, including our long-term data license with Charter;
•changes in our pricing and discounting policies or those of our competitors;
•the impact of our decision to discontinue certain products or exit certain geographic regions;
•our failure to accurately estimate or control costs, including those incurred as a result of business or product development initiatives, restructuring activities, legal proceedings, strategic or financing transactions, and the integration of acquired businesses;

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
•the amount and timing of capital expenditures and operating costs related to the maintenance, migration and expansion of our operations and infrastructure;
•service outages, other technical difficulties or security breaches;
•limitations relating to the capacity of our networks, systems and processes;
•maintaining appropriate staffing levels and capabilities, particularly during organizational restructuring;
•limitations on our ability to use equity awards to compensate current and prospective employees;
•the cost and timing of organizational restructuring;
•the timing of any changes to our deferred tax valuation allowance;
•changes in the fair value of our financing derivatives or warrants; and
•general economic, political, regulatory, industry and market conditions and those conditions specific to media and advertising internet usage and online businesses.
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
We expect to obtain the funds to pay our expenses and meet our financial obligations from cash flow from our operations and, potentially, from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital-raising activities, which will be affected by financial, business, contractual, economic and other factors, some of which are beyond our control. Failure to meet our payment obligations to vendors could disrupt our supply of goods and services and impact our reputation, creditworthiness and relations with customers and partners. It could also lead to costly litigation. Failure to meet our dividend payment obligations could result in an increase in the annual dividend rate, among other things.
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
Our financial condition and results of operations could suffer and be adversely affected if we incur another impairment of goodwill or other intangible assets.
We are required to test goodwill and intangible assets, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of our reporting unit below its carrying value or indicate that the carrying value of such intangibles is not recoverable. When the carrying value of a reporting unit exceeds its fair value, a charge to operations, up to the total amount of goodwill, is recorded. If the carrying amount of an intangible asset is not recoverable, a charge to operations is recognized. Either event would result in incremental expense for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. We recorded a $224.3 million impairment charge related to goodwill and a $17.3 million impairment charge for our strategic alliance intangible asset in 2019. We recorded a $4.7 million impairment charge related to our right-of-use ("ROU") assets, and related leasehold improvements, during 2020. We recorded a $46.3 million impairment charge related to goodwill in the third quarter of 2022.
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
Our financing derivatives and warrants are classified as liabilities in our consolidated financial statements. We use various models and assumptions to determine the fair value of these liabilities, including assumptions with respect to market rates, the price and volatility of our Common Stock, the probability of occurrence of certain events, and term. Any change in our assumptions could result in a change in the fair value of our derivative liabilities or warrants, which would be recorded to earnings and could significantly affect our financial condition and results of operations. Any adjustment to the terms of our warrants (whether due to the application of antidilution provisions, payment of a special dividend or otherwise) also could result in a change in the fair value of the warrants and affect our financial condition and results of operations.
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
From time to time, as a result of acquisition integration initiatives, or through efforts to improve or streamline our operations (including the Restructuring Plan), we have reduced our workforce or reassigned personnel, and we may do so in the future. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including claims by terminated employees who believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the U.S.
If we are not able to efficiently and effectively manage our cost structure and resolve employee-related claims, or if we are unable to manage our space to support our needs, our business may be impaired.
We have a history of significant net losses, may incur significant net losses in the future and may not achieve profitability.
We incurred net losses of $66.6 million, $50.0 million and $47.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. We cannot make assurances that we will be able to achieve profitability in the future. As of December 31, 2022, we had an accumulated deficit of $1.3 billion. Because a large portion of our costs are fixed, we may not be able to adequately reduce our expenses in response to any decrease in our revenues, which would materially and adversely affect our operating results. In addition, our operating expenses may increase as we implement certain growth initiatives and restructuring activities, which include, among other things, the development of new products, enhancement of our data assets and infrastructure, and payment of severance and other costs in connection with organizational restructuring. If our revenues do not increase to offset these increases in costs and operating expenses, our operating results would be materially and adversely affected.
Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company's ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income and taxes payable. A significant portion of our net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. We anticipate that our 2021 Preferred Stock transactions may have triggered further limitations, but we have not yet reached a final conclusion as to whether an ownership change occurred and to what extent our carryforwards are further limited.
As of December 31, 2022, we estimate our U.S. federal and state net operating loss carryforwards for tax purposes were $584.8 million and $1.4 billion, respectively, subject to limitation as described above. These net operating loss carryforwards will begin to expire in 2031 for federal income tax reporting purposes and in 2023 for state income tax reporting purposes. The federal and certain state net operating losses generated after December 31, 2017 have an indefinite carryforward period as a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"). As of December 31, 2022, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries were $9.8 million, which will begin to expire in 2024.
We apply a valuation allowance to our deferred tax assets when management does not believe that it is more-likely-than-not that they will be realized. In assessing the need for a valuation allowance, we consider all sources of taxable income, including potential opportunities for loss carrybacks, the reversal of existing temporary differences associated with our deferred tax assets and liabilities, tax planning strategies and future taxable income. We also consider other evidence such as historical pre-tax book income in making the determination. As of December 31, 2022, we continue to have a valuation allowance recorded against the net deferred tax assets of our U.S. entities and certain foreign subsidiaries, including net operating loss carryforwards.
Risks Related to Legal and Regulatory Compliance, Litigation and Tax Matters
Concern over privacy violations and data breaches could lead to public relations problems, regulatory scrutiny and lawsuits, which could harm our business.
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personal information. The regulatory environment surrounding information security and data privacy varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs and fines or adopt additional compliance measures, such as notification requirements and corrective actions.
Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, loss of customers, partners or vendors, litigation (including class action lawsuits), reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could significantly disrupt our business and expose us to increased liability. Additionally, laws regulating privacy and third-party products purporting to address privacy concerns could negatively affect the functionality of, and demand for, our products and services, thereby resulting in loss of customers, partners and vendors and harm to our business.
We also rely on security questionnaires and contractual representations made to us by customers, partners, vendors and other third-party data providers that their own use of our services and the information they provide to us do not violate any applicable privacy laws, rules and regulations or their own privacy or security policies. As a component of our client contracts, we generally obligate customers to provide their consumers the opportunity to obtain the appropriate level of consent (including opt outs) for the information collection associated with our services, as applicable, or provide another appropriate legal basis for collection. If these questionnaires or representations are false, inaccurate or incomplete, or if our customers, partners, vendors and other third-party data providers do not otherwise comply with applicable privacy laws or security practices, we could face adverse publicity and possible legal or regulatory action.
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
Our business could be adversely impacted by existing or future laws, regulations or actions by domestic or foreign regulatory agencies, or by our customers' or partners' efforts to comply with these laws. For example, privacy, data protection and personal information, intellectual property, advertising, data security, data retention and deletion, protection of minors, consumer protection, economic or other trade prohibitions or sanctions concerns have and could continue to lead to legislative, judicial and regulatory limitations on our and our partners' ability to collect, maintain and use information about consumers' behavior and media consumption in the U.S. and abroad, impacting the amount and quality of data in our products and increasing our costs.
State and federal laws within the U.S. and foreign laws and regulations are varied, overlapping and at times conflicting, resulting in higher risk related to compliance. A number of laws have recently come into effect, and there are proposals pending before federal, state and foreign legislative and regulatory bodies that have affected and are likely to continue to affect our business. For example, the European Union's ("EU") General Data Protection Regulation, or GDPR, became effective in 2018, imposing more stringent EU data protection requirements and providing for greater penalties for noncompliance. In addition, regulators in the EU, the U.S. and elsewhere are increasingly focused on transparency, consent, consumer choice and the collection of data using tracking technologies. In the EU, cross-border data transfers are increasingly scrutinized to ensure compliance, and there have been expanded enforcement efforts in this area. Five U.S. states now have comprehensive privacy laws governing the collection and use of personal information. The California Consumer Privacy Act, which went into effect in 2020, was substantially expanded by the California Privacy Rights Act of 2020, which went into effect in January 2023. The Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and the Utah Consumer Privacy Act all came into effect or will come into effect in 2023. These U.S.

federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and impose new and complex requirements on our business.
We have implemented policies and procedures to comply with the GDPR, state privacy laws, the Children's Online Privacy Protection Act and other laws and regulations, and we continue to evaluate and implement processes and enhancements and monitor changes in laws and regulations. However, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the rapidly evolving industries in which we operate, and may be interpreted and applied inconsistently from country to country, state to state, and customer to customer, and inconsistently with our current policies and practices. Additionally, the costs of compliance with, and the other burdens imposed by, these and other laws, regulatory actions and customer or partner policies may prevent us from selling our products, may require us to alter our products in ways that make them less competitive or compelling to customers, may divert development resources from other priorities, may continue to increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the U.S. and in foreign jurisdictions. In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and substantial fines, individual and class action lawsuits, contractual breaches, significant legal fees, and civil and criminal liability. Any regulatory or civil action that is brought against us, even if unsuccessful, may distract our management's attention, divert our resources, negatively affect our public image or reputation among our panelists, customers, partners and vendors, and harm our business.
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
In August 2022, the Inflation Reduction Act ("IRA") was enacted in the U.S. Although we do not currently expect the IRA to have a material impact on our business, we are continuing to analyze its provisions. Moreover, the current U.S. presidential administration has made various other proposals that, if enacted, would cause significant changes to existing tax law, in particular, an increase in U.S. federal income taxes on corporations and the tax rate on foreign earnings.
In addition to changes in U.S. law, longstanding international tax norms that determine each country's jurisdiction to tax cross-border international trade are subject to potential evolution. In October 2021, the Organization for Economic Cooperation and Development ("OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Framework"), which included a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules, defining global minimum tax rules that contemplate a minimum tax rate of 15% for multinational enterprises with annual global turnover exceeding €750 million. Although our current results are below the threshold for application of the global minimum tax, future growth in our business or changes in the Framework or related laws and regulations could result in the application of a minimum tax to our business, which could adversely affect our financial condition and results.
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
In certain cases, we have concluded that we do not need to collect sales and use, value added and similar taxes in jurisdictions in which we have sales or operations. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our financial condition and results of operations.
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
•the complexities and expense of complying with a wide variety of foreign laws and regulations, including the GDPR, other privacy and data protection laws and regulations, and foreign anti-corruption laws, as well as the U.S. Foreign Corrupt Practices Act;
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
Additionally, operating in international markets requires significant additional management attention and financial resources. We cannot be certain that the investments and additional resources required to establish and maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. We cannot be certain that we will be able to comply with laws, rules, regulations or local guidelines to maintain or increase the size of the user panels that we currently have in various countries, that we will be able to recruit a representative sample for our audience measurement products or that we will be able to enter into arrangements with a sufficient number of website and mobile app content providers and/or television operators to allow us to collect information for inclusion in our products. In addition, governmental authorities in various countries have different views regarding regulatory oversight of the internet, data protection and consumer privacy. The impact of these risks could negatively affect our international business and, consequently, our financial condition and results of operations.
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
We operate in numerous countries in Latin America, Europe and Asia. A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to changes in exchange rates associated with revenues and operating expenses of our foreign operations, and these changes have impacted our results in prior periods. We do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. If we grow our international operations, if we acquire companies with established business in international regions, or if exchange rates become more variable, our exposure to foreign currency risk could become more significant.
Risks Related to Our Capital Structure and Financings
The holders of our Preferred Stock have significance influence over the Company, may prevent other stockholders from influencing significant corporate decisions, and may have interests that conflict with those of our other stockholders.
On January 7, 2021, we entered into separate Series B Convertible Preferred Stock Purchase Agreements (collectively, the "Securities Purchase Agreements") with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine") (collectively, the "Investors"). The issuance of securities pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by our stockholders on March 9, 2021 and completed on March 10, 2021. In connection with the Transactions, we also entered into a long-term data license with Charter, which was intended to enhance our ability to execute on our strategic plans and growth initiatives.
At the closing of the Transactions, the Preferred Stock was initially convertible into an aggregate of 82,527,609 shares of our Common Stock (subject to adjustment). On an as-converted basis, this collectively represented approximately 50.6% of our issued and outstanding Common Stock immediately following the closing (equating to approximately 16.9% per Investor), and the Investors became the largest stockholders of the Company. The Investors remained the largest stockholders of the Company as of December 31, 2022, with each Investor's Preferred Stock representing approximately 16.1% of our issued and outstanding Common Stock on an as-converted basis and certain Investors holding (or reporting beneficial ownership of) additional shares of Common Stock beyond their Preferred Stock holdings. This concentration of ownership, together with the voting rights, director designation rights, consent rights and dividend rights described below, has been criticized by certain stockholders, may be perceived negatively by other investors and, as a result, may adversely affect the market price of our Common Stock.
As of December 31, 2022, each Investor's Preferred Stock represented approximately 15.6% of the outstanding voting power of the Company on an as-converted basis. In addition, under the Stockholders Agreement that we entered into in connection with the

Transactions, each Investor has the right to designate two directors to serve on our board of directors until the earlier of such time as the Investor (a) beneficially owns less than 50% of the shares of Preferred Stock held by such Investor as of the date of the closing (the "Initial Preferred Stock Ownership") as a result of the Investor's transfer of such shares to any of the other Investors or (b) beneficially owns voting stock representing less than 10% of the outstanding shares of Common Stock (on an as-converted basis), after which the Investor's designation rights will be reduced to one designee until such time as the Investor beneficially owns Voting Stock representing less than 5% of the outstanding shares of Common Stock (on an as-converted basis). Additionally, under certain circumstances, an Investor may gain additional board designation rights and in some instances, we may even be obligated to increase the size of our board to enable an Investor to designate one additional director nominee. As of the date of this 10-K, each Investor has designated two directors on our board of directors.
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
As holders of our Preferred Stock, the Investors are entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain circumstances. In addition, each Investor is entitled to request, and we are obligated to take all actions reasonably necessary to pay, a one-time special dividend equal to the highest amount that our board of directors determines can be paid at the applicable time, subject to additional conditions and limitations set forth in the Stockholders Agreement. As described in the Stockholders Agreement, we may be obligated to obtain debt financing in order to effectuate the special dividend.
The interests of the Investors may not always coincide with our interests or the interests of our other stockholders, and the rights described above may delay, deter or prevent acts that would be favored by our other stockholders. Also, the Investors may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders.
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
Pursuant to the Stockholders Agreement, until the second anniversary of the Transactions closing (March 10, 2023), and subject to certain exceptions, each Investor has agreed not to sell more than 50% of such Investor's Initial Preferred Stock Ownership, including any shares of Common Stock issued or issuable upon conversion of such Preferred Stock. Pursuant to the Registration Rights Agreement that we entered into in connection with the Transactions, we registered the resale of the shares of Preferred Stock and the shares of Common Stock underlying the Preferred Stock with the SEC, which means that such shares may be eligible for resale in the public markets following the expiration of applicable transfer restrictions. Any sale of such shares, or the anticipation of the possibility of such sales, could create downward pressure on the market price of our Common Stock.
Our credit facility may impact our ability to operate our business and secure additional financing in the future, and any failure to meet our debt obligations could adversely affect our business and financial condition.
We have a senior secured revolving credit agreement (the "Revolving Credit Agreement") with a borrowing capacity of $40.0 million. As of the date of this 10-K, we had borrowings and letters of credit outstanding under the Revolving Credit Agreement totaling $19.4 million. Amounts outstanding under the Revolving Credit Agreement currently bear interest at a rate per annum equal to the Daily SOFR (as defined in the Revolving Credit Agreement) plus 3.50%. In addition, the Revolving Credit Agreement provides for an unused commitment fee equal to 0.25% of the unused commitments. The Revolving Credit Agreement matures on May 5, 2024.
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
In addition, we are subject to financial covenants under the Revolving Credit Agreement, including a requirement to maintain a minimum Consolidated Asset Coverage Ratio and minimum Liquidity through maturity, minimum Consolidated EBITDA for periods through December 31, 2023, and a minimum Consolidated Fixed Charge Coverage Ratio for periods after December 31, 2023 (each term as defined in the Revolving Credit Agreement). While we are currently in compliance with these covenants, there is no guarantee that we will be able to achieve our plans and remain in compliance in future periods. Moreover, our ability to comply with the covenants could be affected by economic, financial, competitive, regulatory and other factors beyond our control.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure, retain and hire key personnel, and acquire complementary businesses and technologies. In addition, as described above, the holders of our Preferred Stock have certain dividend rights, including the right to request a special dividend. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any financing secured by us in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Servicing future debt obligations could also limit our flexibility to invest in the business and adjust to market conditions, which could impact our customer relationships and place us at a competitive disadvantage.
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
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of December 31, 2022, our Preferred Stock was convertible into an aggregate of 85,708,361 shares of Common Stock at the election of the holders. Furthermore, we have reserved 5,457,026 shares of Common Stock for issuance pursuant to our Series A Warrants. We have also issued 8,066,876 shares of Common Stock for distribution to the selling stockholders of Shareablee (which we acquired in December 2021), and we may elect to pay any deferred consideration due to the Shareablee sellers in 2023 and 2024 in shares of Common Stock.
As of December 31, 2022, 2,283,987 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 4,644,619 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit awards under our equity incentive plans and arrangements (including assumed Shareablee awards and an employment inducement award we granted in 2021), 5,693,104 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan, and 176,435 shares of Common Stock were available for future equity awards under our acquired Shareablee plan.
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
Our other material locations, all of which are leased under operating leases, include the following:
•New York, New York
•Portland, Oregon
As of December 31, 2022, we leased facilities in 26 locations worldwide, including approximately 48,000 square feet of subleased space in six properties. Currently, however, most of our employees are operating under remote or hybrid working arrangements.
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
MARKET INFORMATION
Our Common Stock trades on The Nasdaq Global Select Market under the symbol "SCOR".
HOLDERS
As of February 24, 2023, there were 132 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners of our Common Stock. We derived the number of stockholders by reviewing the listing of outstanding Common Stock recorded by our transfer agent as of February 24, 2023.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return on our Common Stock between December 31, 2017 and December 31, 2022 to the cumulative total returns of the Nasdaq Composite Index, the S&P MidCap 400 Index and the Nasdaq Computer Index over the same period. This graph assumes the investment of $100 at the closing price of the markets on December 31, 2017 in our Common Stock, the Nasdaq Composite Index, the S&P MidCap 400 Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our Common Stock.
COMPARISON OF CUMULATIVE TOTAL RETURN*
among comScore, Inc.,
The Nasdaq Composite Index, The Nasdaq Computer Index and The S&P MidCap 400 Index
_________________

*	$100 invested upon market close of The Nasdaq Global Select Market on December 31, 2017, including reinvestment of dividends.
The preceding Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such securities filing, except to the extent that we specifically incorporate it by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information required by Item 701 of Regulation S-K was previously included in our Quarterly Report on Form 10-Q filed on August 9, 2022.
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
Overview
We are a global information and analytics company that measures advertising, content, and the consumer audiences of each, across media platforms. We create our products using a global data platform that combines information on digital platforms (connected (Smart) televisions, mobile devices, tablets and computers), TV, direct to consumer applications and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods enables a common standard for buyers and sellers to transact on advertising. This helps companies across the media ecosystem better understand and monetize their audiences and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include digital publishers, television networks, movie studios, content owners, brand advertisers, agencies and technology providers.
The platforms we measure include televisions, mobile devices, computers, tablets, CTV devices and movie theaters. The information we analyze crosses geographies, types of content and activities, including websites, mobile and OTT apps, video games, television and movie programming, e-commerce, and advertising.
Results of Operations
The following table sets forth selected Consolidated Statements of Operations and Comprehensive Loss data as a percentage of revenues for each of the periods indicated.

	Years Ended December 31,
	2022		2021		2020
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$376,423	100.0%	$367,013	100.0%	$356,036	100.0%
Cost of revenues	205,294	54.5%	203,044	55.3%	180,712	50.8%
Selling and marketing	68,453	18.2%	66,937	18.2%	70,220	19.7%
Research and development	36,987	9.8%	39,123	10.7%	38,706	10.9%
General and administrative	61,200	16.3%	61,736	16.8%	55,783	15.7%
Amortization of intangible assets	27,096	7.2%	25,038	6.8%	27,219	7.6%
Impairment of goodwill	46,300	12.3%	—	—%	—	—%
Restructuring	5,810	1.5%	—	—%	—	—%
Impairment of right-of-use and long-lived assets	156	—%	—	—%	4,671	1.3%
Total expenses from operations	451,296	119.9%	395,878	107.9%	377,311	106.0%
Loss from operations	(74,873)	(19.9)%	(28,865)	(7.9)%	(21,275)	(6.0)%
Loss on extinguishment of debt	—	—%	(9,629)	(2.6)%	—	—%
Interest expense, net	(915)	(0.2)%	(7,801)	(2.1)%	(35,805)	(10.1)%
Other income (expense), net	9,785	2.6%	(5,778)	(1.6)%	14,554	4.1%
Gain (loss) from foreign currency transactions	1,166	0.3%	2,895	0.8%	(4,490)	(1.3)%
Loss before income taxes	(64,837)	(17.2)%	(49,178)	(13.4)%	(47,016)	(13.2)%
Income tax provision	(1,724)	(0.5)%	(859)	(0.2)%	(902)	(0.3)%
Net loss	$(66,561)	(17.7)%	$(50,037)	(13.6)%	$(47,918)	(13.5)%
Revenues
Our products and services are organized around solution groups that address customer needs. Accordingly, we evaluate revenues around two solution groups:
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
Revenues for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$212,510	56.5%	$221,979	60.5%	$(9,469)	(4.3)%
Cross Platform Solutions	163,913	43.5%	145,034	39.5%	18,879	13.0%
Total revenues	$376,423	100.0%	$367,013	100.0%	$9,410	2.6%
Total revenues increased by $9.4 million, or 2.6%, for the year ended December 31, 2022 as compared to 2021.
Digital Ad Solutions revenue decreased primarily due to lower usage of our Activation product as well as a decline in our syndicated digital products and custom digital deliveries. Additionally, we recognized $2.4 million in license revenue under a multi-year contract in 2021 (related to delivery of our digital measurement products in Europe) that did not recur in 2022. We believe that macroeconomic factors (including inflation, rising interest rates and supply chain disruptions) caused a reduction or delay in advertising expenditures in 2022, impacting demand for certain digital products. We expect this trend to continue into 2023.
Cross Platform Solutions revenue increased primarily due to higher TV revenues from new partnerships, higher contract values from renewals and increased agency adoption. In addition, we recognized $4.1 million more revenue related to cost reimbursements of cloud computing and processing costs attributable to certain custom TV data set deliveries during 2022 compared to 2021. Our movies revenue increased due to the continued return of consumers to theaters in markets worldwide.
Revenues for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$221,979	60.5%	$213,504	60.0%	$8,475	4.0%
Cross Platform Solutions	145,034	39.5%	142,532	40.0%	2,502	1.8%
Total revenues	$367,013	100.0%	$356,036	100.0%	$10,977	3.1%
Total revenues increased by $11.0 million, or 3.1%, for the year ended December 31, 2021 as compared to 2020.
Digital Ad Solutions revenue increased primarily due to double-digit year-over-year growth related to Activation as we continued to bring new solutions to market. Additionally, revenue in 2021 included $2.4 million in license revenue recognized under the multi-year contract described above. This increase was partially offset by lower revenue from our syndicated digital products. Syndicated digital revenue was lower primarily due to our smaller customers who continued to be impacted by ongoing industry changes in ad buying and consolidations.
Cross Platform Solutions revenue increased primarily due to higher revenue from our TV products. TV revenue was higher primarily due to new partnerships, increased agency adoption and higher deliveries of custom TV data. This increase was partially offset by a decrease in our movies business primarily driven by lower revenues during the first quarter of 2021, which reflected the full impact of the COVID-19 pandemic and its effect on theater closures, movie releases and consumer behavior worldwide.
Revenues by Geographic Location
Revenue from outside of the United States was $38.6 million, $45.1 million and $45.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Non-U.S. revenue declined in 2022 primarily due to the $2.4 million in license fee revenue recognized in Europe under a multi-year contract in 2021 that did not recur in 2022, as well as a decline in revenue from our syndicated digital products.
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

WPP Related Party Revenue
We provide WPP plc ("WPP") and its affiliates, in the normal course of business, services relating to our different product lines and receive various services from WPP and its affiliates in supporting our data collection efforts. For the years ended December 31, 2022, 2021, and 2020, related party revenues with WPP and its affiliates were $11.7 million, $13.6 million and $13.3 million, respectively.
Cost of Revenues
Cost of revenues consists primarily of expenses related to producing our products, operating our network infrastructure, the recruitment, maintenance and support of our consumer panels and amortization of capitalized fulfillment costs. These expenses include employee costs for salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain multichannel video programming distributor ("MVPD") data sets and panel, census-based and other data sets used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment and internally developed software that supports our panels and systems. Additionally, cost of revenues includes allocated overhead, lease expense and other facilities-related costs.
Cost of revenues for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Variance	% Variance
Data costs	$70,707	18.8%	$74,196	20.2%	$(3,489)	(4.7)%
Employee costs	41,003	10.9%	41,386	11.3%	(383)	(0.9)%
Systems and bandwidth costs	34,526	9.2%	27,565	7.5%	6,961	25.3%
Lease expense and depreciation	21,016	5.6%	18,946	5.2%	2,070	10.9%
Panel costs	15,747	4.2%	15,198	4.1%	549	3.6%
Sample and survey costs	7,013	1.9%	7,008	1.9%	5	0.1%
Professional fees	5,954	1.6%	5,109	1.4%	845	16.5%
Technology	4,701	1.2%	5,689	1.6%	(988)	(17.4)%
Royalties and resellers	3,534	0.9%	4,039	1.1%	(505)	(12.5)%
Other	1,093	0.3%	3,908	1.1%	(2,815)	(72.0)%
Total cost of revenues	$205,294	54.5%	$203,044	55.3%	$2,250	1.1%
Cost of revenues increased by $2.3 million, or 1.1%, for the year ended December 31, 2022 as compared to 2021. Systems and bandwidth costs increased primarily due to cloud computing and processing costs attributable to certain custom TV data set deliveries, including $4.1 million that was recognized as revenue in 2022 as described above. Lease expense and depreciation increased due to higher depreciation primarily driven by the addition of capitalized internal-use software costs as a result of our acquisition of Shareablee in 2021. These increases were offset by a decrease in data costs primarily due to an amended data licensing agreement with Charter Communications, which resulted in a credit of $4.5 million recognized in 2022. Additionally, other expenses decreased primarily due to higher contract fulfillment costs associated with the delivery of our cross-platform products in Europe in 2021.
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
(1) Calculation is not meaningful.
Cost of revenues increased by $22.3 million, or 12.4%, for the year ended December 31, 2021 as compared to 2020. Data costs increased primarily due to higher TV data licensing costs to expand our data footprint and data rights, including our expanded data license with Charter Communications. Royalties and resellers expenses increased primarily due to a $2.0 million one-time, non-cash benefit related to certain revenue share arrangements recorded in the fourth quarter of 2020, lower costs during 2020 due to less revenue associated with revenue sharing arrangements, and a reclassification of costs historically captured in data costs to better reflect the nature of the services provided. Systems and bandwidth costs increased primarily due to increases in cloud-based data storage and bandwidth capacity. Employee costs increased as we allocated more employee resources towards support of our products and operating infrastructure and modified certain employee incentive compensation. Lease expense and depreciation increased primarily due to higher depreciation driven by previously capitalized internal-use software costs. Sample and survey costs increased primarily due to higher sales and deliveries of digital marketing solutions. Other expenses increased primarily due to higher contract fulfillment costs associated with the delivery of our cross-platform products in Europe. Offsetting these increases was a decrease in panel costs primarily due to lower recruitment and support costs for our mobile panels.
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
Selling and marketing expenses for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Variance	% Variance
Employee costs	$55,416	14.7%	$55,966	15.2%	$(550)	(1.0)%
Lease expense and depreciation	3,849	1.0%	4,217	1.1%	(368)	(8.7)%
Technology	3,360	0.9%	2,621	0.7%	739	28.2%
Professional fees	2,464	0.7%	2,024	0.6%	440	21.7%
Marketing and advertising	1,751	0.5%	953	0.3%	798	83.7%
Other	1,613	0.4%	1,156	0.3%	457	39.5%
Total selling and marketing expenses	$68,453	18.2%	$66,937	18.2%	$1,516	2.3%
Selling and marketing expenses increased by $1.5 million, or 2.3%, for the year ended December 31, 2022 as compared to 2021. Marketing and advertising expense increased primarily due to increased participation in marketing events during 2022.
Selling and marketing expenses for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Variance	% Variance
Employee costs	$55,966	15.2%	$57,629	16.2%	$(1,663)	(2.9)%
Lease expense and depreciation	4,217	1.1%	4,980	1.4%	(763)	(15.3)%
Technology	2,621	0.7%	2,579	0.7%	42	1.6%
Professional fees	2,024	0.6%	2,651	0.7%	(627)	(23.7)%
Marketing and advertising	953	0.3%	817	0.2%	136	16.6%
Other	1,156	0.3%	1,564	0.4%	(408)	(26.1)%
Total selling and marketing expenses	$66,937	18.2%	$70,220	19.7%	$(3,283)	(4.7)%
Selling and marketing expenses decreased by $3.3 million, or 4.7%, for the year ended December 31, 2021 as compared to 2020. Employee costs decreased primarily due to lower commission expense and a decrease in employee headcount. Lease and depreciation expense decreased primarily due to lower rent as we reduced our office footprint and sublet two locations during 2020.
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
Research and development expenses for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Variance	% Variance
Employee costs	$28,955	7.7%	$29,116	7.9%	$(161)	(0.6)%
Technology	3,685	1.0%	4,264	1.2%	(579)	(13.6)%
Lease expense and depreciation	2,783	0.7%	3,555	1.0%	(772)	(21.7)%
Professional fees	1,002	0.3%	1,664	0.5%	(662)	(39.8)%
Other	562	0.1%	524	0.1%	38	7.3%
Total research and development expenses	$36,987	9.8%	$39,123	10.7%	$(2,136)	(5.5)%

Research and development expenses decreased by $2.1 million, or 5.5%, for the year ended December 31, 2022 as compared to 2021. Lease and depreciation expense decreased primarily due to lower rent as we reduced our office footprint. Professional fees decreased primarily due to a decrease in consulting services. Technology expenses decreased due to decreases in various license and maintenance agreements compared to 2021.
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
Research and development expenses increased by $0.4 million, or 1.1%, for the year ended December 31, 2021 as compared to 2020. Employee costs increased primarily due to higher stock-based compensation expense and the modification of certain employee incentive compensation.
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
General and administrative expenses for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
(In thousands)	2022	% of Revenue	2021	% of Revenue	$ Variance	% Variance
Employee costs	$31,298	8.3%	$33,571	9.1%	$(2,273)	(6.8)%
Professional fees	15,706	4.2%	16,194	4.4%	(488)	(3.0)%
Technology	3,379	0.9%	2,922	0.8%	457	15.6%
Lease expense and depreciation	1,668	0.4%	1,888	0.5%	(220)	(11.7)%
Other	9,149	2.4%	7,161	2.0%	1,988	27.8%
Total general and administrative expenses	$61,200	16.3%	$61,736	16.8%	$(536)	(0.9)%
General and administrative expenses decreased by $0.5 million, or 0.9%, for the year ended December 31, 2022 as compared to 2021. Employee costs decreased primarily due to lower stock-based compensation expense as a result of various executive departures in 2022 offset by an increase in salary costs. These decreases were partially offset by an increase in Other primarily related to change in fair value of the contingent consideration recognized as part of the business combination described in Footnote 2, Summary of Significant Accounting Policies.
General and administrative expenses for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Variance	% Variance
Employee costs	$33,571	9.1%	$28,205	7.9%	$5,366	19.0%
Professional fees	16,194	4.4%	12,922	3.6%	3,272	25.3%
Technology	2,922	0.8%	2,246	0.6%	676	30.1%
Lease expense and depreciation	1,888	0.5%	2,114	0.6%	(226)	(10.7)%
Other	7,161	2.0%	10,296	2.9%	(3,135)	(30.4)%
Total general and administrative expenses	$61,736	16.8%	$55,783	15.7%	$5,953	10.7%
(1) Calculation is not meaningful.
General and administrative expenses increased by $6.0 million, or 10.7%, for the year ended December 31, 2021 as compared to 2020. Employee costs increased primarily due to higher stock-based compensation expense and the modification of certain employee incentive compensation. Professional fees increased primarily due to increased consulting and audit fees in 2021 related to implementation support for our new ERP system. These increases were offset by a decrease in other, primarily related to higher bad debt expense in the first half of 2020 as a result of the COVID-19 pandemic.

Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, primarily our Rentrak merger in which we acquired $170.3 million of finite-lived intangible assets. Amortization of intangible assets increased by $2.1 million, or 8.2%, for 2022 as compared to 2021 primarily due to amortization related to the customer relationships, methodologies and technology acquired as part of the Shareablee acquisition in December 2021. Amortization of intangible assets decreased by $2.2 million, or 8.0%, for 2021 as compared to 2020 due primarily to certain acquired software and customer relationship intangibles having reached the end of their useful lives.
Impairment of Goodwill
As of September 30, 2022, as a result of a decline in our stock price and market capitalization, among other factors, we performed an interim impairment review of our goodwill in conjunction with our October 1, 2022 annual testing date. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $46.3 million non-cash impairment charge.
For further information refer to Footnote 10, Goodwill and Intangible Assets and Item 7, Critical Accounting Estimates.
Restructuring
We incurred restructuring expenses of $5.8 million for the year ended December 31, 2022, related to the implementation of a restructuring plan that included a workforce reduction. Certain other initiatives are expected to be completed as part of the restructuring plan, as described in Footnote 15, Organizational Restructuring. No restructuring expenses were incurred during 2021 or 2020.
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
In 2021, we recorded a $9.6 million loss on debt extinguishment related to the payoff of our senior secured convertible notes issues to Starboard Value LP (the "Notes") and a subsidiary-issued secured promissory note (the "Secured Term Note") on March 10, 2021. The primary drivers of the extinguishment loss were the write-off of unamortized deferred financing costs and issuance discounts, the issuance of additional shares of Common Stock in connection with the extinguishment, and the derecognition of the interest rate reset derivative liability on the Notes. These components are described in Footnote 6, Debt.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our Notes, Secured Term Note, Revolving Credit Agreement, sale-leaseback agreement, and our finance leases.
Interest expense, net, decreased $6.9 million during 2022 to $0.9 million as compared to $7.8 million in 2021. The decrease in interest expense for the year ended December 31, 2022 as compared to 2021 was primarily due to the extinguishment of the Notes and the Secured Term Note in March 2021, as described in Footnote 6, Debt.
Interest expense, net, decreased to $7.8 million in 2021 as compared to $35.8 million in 2020. Interest expense decreased in 2021 primarily due to the extinguishment of the Notes and the Secured Term Note in March 2021.
Refer to Footnote 6, Debt for information on our debt and related extinguishments.
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of our normal operations.

The following is a summary of other income (expense), net:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Change in fair value of financing derivatives	$—	$1,800	$10,287
Change in fair value of warrants liability	9,802	(7,689)	4,894
Other	(17)	111	(627)
Total other income (expense), net	$9,785	$(5,778)	$14,554
Total other income, net for the year ended December 31, 2022 was $9.8 million as compared to total other expense, net of $5.8 million in 2021. The increase in other income, net was primarily driven by gains from the change in fair value of warrants liability due to a decrease in the trading price of our Common Stock during the year. This compared to other expense, net for 2021 due to the loss on the warrants liability resulting from an exercise price adjustment described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, and an increase in the trading price of our Common Stock during 2021.
Total other expense, net for the year ended December 31, 2021 was $5.8 million as compared to total other income, net of $14.6 million in 2020. The shift from other income, net was largely driven by a loss from the change in the fair value of our warrants liability and lower gains from the change in fair value of our financing derivatives. The loss on the warrants liability for 2021 was due primarily to the exercise price adjustment described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, and an increase in the trading price of our Common Stock during 2021. The gain on the financing derivatives was primarily due to the passage of time as our remaining future interest obligations declined over the term of the Notes prior to their extinguishment in March 2021.
Gain (Loss) from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions.
For the year ended December 31, 2022, the gain from foreign currency transactions was $1.2 million. The gain was primarily driven by fluctuations in the Euro and Chilean Peso against the U.S. Dollar and U.S. Dollar against the Canadian Dollar and Argentine Peso.
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
During the years ended December 31, 2022, 2021, and 2020, we recorded an income tax provision of $1.7 million, $0.9 million, and $0.9 million, resulting in an effective tax rate of 2.7%, 1.7%, and 1.9%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against our domestic deferred tax assets.
Included within tax expense for the year ended December 31, 2022 is income tax benefit of $2.6 million for permanent differences in the book and tax treatment of nontaxable gain on fair market value adjustment of stock warrants, offset by certain nondeductible stock-based compensation and executive compensation. Also included in the total tax expense is an income tax adjustment of $12.7 million related to the impairment of goodwill. Income tax expense of $18.5 million has also been included for an increase in the valuation allowance recorded against our deferred tax assets to offset the tax benefit of our operating losses in the U.S. and certain foreign jurisdictions. These tax adjustments, along with state and local taxes and book losses in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.
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
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Net cash provided by operating activities	$34,937	$9,856	$717
Net cash used in investing activities	(17,822)	(14,648)	(15,555)
Net cash used in financing activities	(18,132)	(22,452)	(2,096)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(820)	(1,218)	902
Net decrease in cash, cash equivalents and restricted cash	(1,837)	(28,462)	(16,032)
Overview
Our principal uses of cash consist of cash paid for data, payroll and other operating expenses, including restructuring-related costs and expenses incurred in prior periods; payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers; service of our debt and lease facilities; and dividend payment obligations with respect to our Preferred Stock.
As of December 31, 2022, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $20.4 million, including $0.4 million in restricted cash; cash flows from our operations; and amounts available to us under our Revolving Credit Agreement, as described below.
On June 30, 2022, we made cash dividend payments totaling $15.5 million to the holders of our Preferred Stock, representing dividends accrued for the period from June 30, 2021 through June 29, 2022. The next scheduled dividend payment date for the Preferred Stock is June 30, 2023, and as of December 31, 2022, accrued dividends for the Preferred Stock totaled $7.9 million.
On May 5, 2021, we entered into the Revolving Credit Agreement with Bank of America N.A. The Revolving Credit Agreement provides a borrowing capacity equal to $40.0 million, which was increased from $25.0 million on February 25, 2022. As of December 31, 2022, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.4 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.6 million.
Macroeconomic Factors
During 2020 and 2021, the COVID-19 pandemic and related government mandates and restrictions had a significant impact on the media, advertising and entertainment industries in which we operate. The pandemic also had an impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. In response to the COVID-19 pandemic, we took actions in 2020 and 2021 to mitigate the liquidity impact, including freezing hiring, exiting non-critical consultants and contractors, terminating or negotiating reductions in vendor agreements and leases, and reducing certain travel, marketing, recruiting and other corporate activities. Although we cannot quantify the impact that the pandemic may have on our business in the future, we saw positive recovery in 2022, including the reopening of theaters in most markets worldwide. At the same time, however, macroeconomic factors such as inflation, rising interest rates, and supply chain disruptions caused some advertisers to reduce or delay advertising expenditures in the second half of 2022. These declines had a direct impact on demand for our products, particularly those for which we recognize revenue based on impressions used. We expect that softness in the advertising market will continue to affect our business in 2023.
Preferred Stock
On March 10, 2021, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the issuance totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of December 31, 2022, each share of Preferred Stock was convertible into 1.038542 shares of Common Stock, with such conversion rate scheduled to return to 1.00 upon payment of accrued dividends on June 30, 2023.
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
The proceeds from the Preferred Stock issuance were used to repay the Notes. In connection with the closing, we also repaid the Secured Term Note and certain transaction-related expenses with cash from our balance sheet. For additional information on the Preferred Stock issuance and related debt extinguishments, refer to Footnote 6, Debt and Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity.
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
On February 25, 2022, we entered into an amendment to the Revolving Credit Agreement to expand our aggregate borrowing capacity from $25.0 million to $40.0 million. The 2022 amendment also replaced the previous Eurodollar Rate (as defined in the Revolving Credit Agreement) with a SOFR-based interest rate and modified the Applicable Rate definition in the Revolving Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 2.50%. On February 24, 2023, we entered into an additional amendment to the Revolving Credit Agreement that further increased the Applicable Rate payable on SOFR-based loans to 3.50%.
The amount we are able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. Notably, the Revolving Credit Agreement (as amended) contains financial covenants that require us to maintain a minimum Consolidated Asset Coverage Ratio and minimum Liquidity through maturity, minimum Consolidated EBITDA for periods through December 31, 2023, and a minimum Consolidated Fixed Charge Coverage Ratio for periods after December 31, 2023 (each term as defined in the Revolving Credit Agreement). As of December 31, 2022, we were in compliance with our covenants under the Revolving Credit Agreement, and based on our current plans, we do not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement.
As of December 31, 2022, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.4 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.6 million. The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods, and support our working capital position. While we continue to take steps to reduce our outstanding trade payables and improve our working capital position, our liquidity could be negatively affected if we are unable to generate sufficient cash from operations to satisfy outstanding payables and meet our other financial obligations as they come due. Our liquidity could also be negatively affected if we are unable to repay or refinance our outstanding borrowings under the Revolving Credit Agreement upon its maturity in 2024.
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
For additional information on the Private Placement and the 2021 adjustment to the exercise price of our Series A Warrants in connection with the Preferred Stock issuance (which adjustment could reduce the cash proceeds we receive upon exercise of the Series A Warrants), refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity.
Restricted Cash
Restricted cash represents security deposits for subleased office space. As of December 31, 2022 and 2021, we had $0.4 million of restricted cash. Repayment of the Secured Term Note in 2021 resulted in the termination of the collateralization requirement thereunder, and no cash was restricted relating to the Secured Term Note as of December 31, 2022. We also transferred outstanding letters of credit totaling $3.4 million under the Revolving Credit Agreement, which further reduced our restricted cash balance as this facility does not require letters of credit to be cash collateralized.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.

Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of right-of-use assets and goodwill, stock-based compensation, deferred tax provision, change in the fair value of financing derivatives, warrants liability and equity securities, loss on extinguishment of debt, non-cash interest expense on the Notes, accretion of debt discount, and amortization of deferred financing costs.
Net cash provided by operating activities in 2022 was $34.9 million compared to $9.9 million in 2021. The increase in cash provided by operating activities was primarily reflective of higher revenues, shorter billing cycles, and improved cash collections during 2022 as compared to 2021. These increases were partially offset by payments of $4.6 million related to our organizational restructuring during 2022.
Net cash provided by operating activities in 2021 was $9.9 million compared to $0.7 million in 2020. The increase in cash provided by operating activities was primarily attributable to a decrease in the cash interest paid on the Notes in 2021 of $21.4 million compared to 2020 (interest of $10.8 million on the Notes was paid in shares of Common Stock in 2021). Offsetting the reduction in cash interest paid was a net decrease in operating assets and liabilities of $23.8 million for 2021 compared to $20.3 million for 2020. The decrease in operating assets and liabilities was primarily due to decreases in our accounts payable and accrued expense balances in 2021 as we paid invoices related to expenses incurred in prior periods.
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
Net cash used in investing activities in 2022 was $17.8 million compared to $14.6 million in 2021. The increase in cash used in investing activities was primarily due to an increase in cash paid for capitalized internally developed software offset by cash acquired from our 2021 acquisition of Shareablee.
Net cash used in investing activities in 2021 was $14.6 million compared to $15.6 million in 2020. The decrease in cash used in investing activities was primarily due to net cash received as part of the Shareablee acquisition in 2021.
Financing Activities
Net cash used in financing activities in 2022 was $18.1 million compared to $22.5 million in 2021. The decrease in cash used for financing activities was primarily due to repayment of the Notes and the Secured Term Note in 2021, which outflows were partially offset by cash proceeds received from the issuance of the Preferred Stock (net of related transaction costs) in the same year. These decreases were partially offset by a net increase of $10.8 million in cash dividends paid to holders of the Preferred Stock in 2022, reflecting a full annual dividend period, as compared to 2021, which included only a partial dividend period.
Net cash used in financing activities in 2021 was $22.5 million compared to $2.1 million in 2020. The increase in cash used in financing activities was primarily due to the repayment of the Notes and the Secured Term Note and payment of $4.8 million in cash dividends to the holders of the Preferred Stock in 2021. These increases in cash used were partially offset by cash proceeds of $204.0 million from the issuance of the Preferred Stock (net of $16.1 million in related transaction costs) and cash proceeds of $16.0 million from borrowing under the Revolving Credit Agreement.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with MVPDs and connected (Smart) TV data providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected TV data. These agreements have remaining terms from one to eight years. As of December 31, 2022, the total fixed payment obligations related to set-top box and connected TV data agreements are $299.7 million and $8.3 million, respectively. In addition, we expect to make variable payments related to a set-top box data agreement totaling an estimated $8.8 million by the end of 2023.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from one to five years. As of December 31, 2022, the total fixed payment obligation related to these agreements is $50.0 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is one year. As of December 31, 2022, the total fixed payment obligation related to this agreement is $9.6 million.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities and dividend payment obligations, and expenses from ongoing compliance efforts and legal matters. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from repayment of the Notes and Secured Term Note and cost-reduction initiatives undertaken by our management, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. We may also be required to raise additional funds in order to repay our Revolving Credit Agreement upon maturity or pay a special dividend to holders of our Preferred Stock, as described above. Our history of net losses, as well as disruption and volatility in global capital and credit markets, could impact our ability to access capital resources on terms acceptable to us or at all. If we issue additional equity securities in order to raise additional funds, pay dividends or for other purposes, further dilution to existing stockholders may occur.
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
We have one reporting unit. As such, we perform the impairment assessment for goodwill at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying value. In assessing the possibility that our reporting unit's fair value has been reduced below its carrying value due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence including, but not limited to: (i) the results of our impairment testing from the most recent testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts, if any, (iii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any, and (iv) changes in general industry, market and macroeconomic conditions.
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
Long-term growth rate: the long-term growth rate represents the rate at which our single reporting unit's earnings are expected to grow or losses to decrease. Our assumed long-term growth rate was based on projected long-term inflation and gross domestic product growth estimates for the countries in which we operate and a long-term growth estimate for our business and the industry in which we operate. The long-term growth rate selected for the 2022, 2021 and 2020 annual impairment analyses was 3.0%.
Discount rate: our reporting unit's future cash flows are discounted at a rate that is consistent with our average weighted cost of capital that is likely to be utilized by market participants. The weighted-average cost of capital is our estimate of the overall returns required by both debt and equity investors, weighted by their respective contributions of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in our business and in our internally-developed forecasts. The discount rates selected for the 2022, 2021 and 2020 annual impairment analyses were 27.0%, 19.0% and 13.5%, respectively. Our selected discount rate was higher in 2022 primarily due to the increase in risk-free interest rates, cost of debt, unlevered beta assumptions, and company-specific risk premium ("CSRP"). The increase in CSRP was related to the utilization of higher growth rates in earnings before interest, taxes, depreciation, and amortization.
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
As of September 30, 2022, we concluded that it was more likely than not that the estimated fair value of our reporting unit was less than its carrying value. In our assessment, we considered the decline in our stock price and market capitalization among other factors. We performed a quantitative goodwill impairment test in conjunction with the annual test using a discounted cash flow model, supported by a market approach. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $46.3 million non-cash impairment charge.
Goodwill allocated to our single reporting unit as of December 31, 2022 was $388.0 million, including $19.2 million initially attributable to our acquisition of Shareablee in 2021. The projected long-term cash flows used in our fair value estimate are consistent with our most recent operating plan and are dependent on the successful execution of our business plan, overall industry growth rates and the competitive environment.
We monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of our goodwill, including long-term growth projections, profitability, discount rates, volatility in our market capitalization, and general industry, market and macroeconomic conditions. The judgments and estimates described above could change in future periods. If the reporting unit's future performance falls below our expectations, or if there are negative revisions to our fair value assumptions, including those that are significant and discussed above, we may need to record a material, non-cash goodwill impairment charge in a future period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. As of December 31, 2022, we have outstanding warrants that are subject to market risk. We also have interest rate risk for amounts outstanding under our Revolving Credit Agreement, and foreign currency exchange rate risk from our global operations.
Interest rate risk
As of December 31, 2022, our borrowings, including letters of credit, under the Revolving Credit Agreement bore interest at a variable rate per annum equal to the Daily SOFR (as defined in the Revolving Credit Agreement) plus an applicable rate of 2.50%. On February 24, 2023, our interest rate increased to a variable rate per annum equal to the Daily SOFR plus an applicable rate of 3.50%.
As a result, we are subject to interest rate risk based on the Daily SOFR, and our interest obligation on outstanding borrowings will fluctuate with movements in the Daily SOFR. We are permitted to repay any amounts borrowed under the Revolving Credit Agreement prior to the maturity date without any premium or penalty other than customary breakage costs.
As of December 31, 2022, our exposure to interest rate risk calculated using the Daily SOFR was not material.
Warrants liability financial instrument risk
As a result of having $0.7 million in liability related to outstanding warrants as of December 31, 2022, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of the warrants is impacted by changes in the market price of our Common Stock.

As of December 31, 2022, a 10% increase in the market price of our Common Stock would result in a $0.2 million increase in the fair value of the Series A Warrants, while a 10% decrease in the market price of our Common Stock would result in a $0.2 million decrease in fair value of the Series A Warrants.
For further information on our outstanding warrants, refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity.
Foreign currency risk
We operate globally, and we predominantly generate revenues and expenses in local currencies. We operate in several countries in Europe, as well as countries throughout South America and Asia Pacific. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations. We have not engaged in any transactions that hedge foreign currency exchange rate risk.
There can be no guarantee that exchange rates will remain constant in future periods. In addition to the impact from the U.S. Dollar to Euro exchange rate movements, we are also impacted by the movements in the exchange rates between the U.S. Dollar and various South American, Asia Pacific and other European currencies. We performed a sensitivity analysis, assuming a 10% decrease or increase in the value of foreign currencies in which we operate. We determined that a 10% decrease in value would have resulted in a decrease to our net loss of approximately $9.6 million and a 10% increase in value would have resulted in an increase to our net loss of approximately $5.2 million for the year ended December 31, 2022.
As of December 31, 2022, of our total $20.4 million in cash and cash equivalents, including restricted cash, $10.6 million was held by foreign subsidiaries. Of this amount, we believe $3.3 million could be subject to income tax withholding of 5% to 15% if the funds were repatriated to the U.S.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of comScore, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of comScore, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible redeemable preferred stock and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenues – Certain Complex Contracts – Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating the significant estimates and judgments used by management in the determination of the accounting for certain more complex revenue contracts, including the identification of performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue when performance obligations are satisfied, included the following, among others:
•We tested the effectiveness of controls, including controls over the identification of performance obligations, determination of the transaction price, allocation of the transaction price, and determination of when performance obligations are satisfied.
•For a selection of revenue contracts identified as having more complex terms, we performed the following:
◦Analyzed the contract to determine if all arrangement terms that may have an impact on revenue recognition were identified and independently evaluated management's accounting for the contract.
◦Tested management's identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were capable of being distinct and distinct within the context of the contract.
◦Tested the contract value allocation based on the Company's standalone selling price (SSP) through the performance of our revenue testing. We also evaluated the risks related to the Company's SSP determination.
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
Goodwill is evaluated for impairment at least annually, as of October 1, by comparing the fair value of a reporting unit to its carrying value including goodwill. The Company has a single reporting unit. Accordingly, the impairment assessment for goodwill is performed at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The carrying value of the reporting unit is reviewed utilizing a combination of the discounted cash flow model and a market value approach. The estimated fair value of a reporting unit is determined based on assumptions regarding estimated future cash flows, discount rate, long-term growth rates and market values.
The Company monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term growth rates, profitability, discount rates, volatility in the Company's market capitalization, general industry, and market and macro-economic conditions.
As of September 30, 2022, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. Accordingly, in conjunction with its annual test as of October 1, 2022, the Company completed its assessment, and concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the decline in the Company's stock price and market capitalization among other factors. The Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result the Company recorded a $46.3 million non-cash impairment charge during the three months ended September 30, 2022 and year ended December 31, 2022.
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
•We evaluated whether the internal specialists used by the Company to perform the goodwill valuation analysis had the necessary competence, capabilities, and objectivity.

•We evaluated management's ability to accurately forecast revenue by comparing the actual results to management's historical projections.
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
◦Corroborative inquiries with management regarding the projected revenue growth.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
•We evaluated the impact of changes in management's revenue forecasts from the October 1, 2022 annual measurement date to December 31, 2022.

/s/ Deloitte & Touche LLP
McLean, Virginia
March 1, 2023
We have served as the Company's auditor since 2017.

COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except share and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$20,044	$21,854
Restricted cash	398	425
Accounts receivable, net of allowances of $798 and $1,173, respectively ($1,034 and $3,606 of accounts receivable attributable to related parties, respectively)	68,457	72,059
Prepaid expenses and other current assets	15,922	14,769
Total current assets	104,821	109,107
Property and equipment, net	36,367	36,451
Operating right-of-use assets	23,864	29,186
Deferred tax assets	3,351	2,811
Intangible assets, net	13,327	39,945
Goodwill	387,973	435,711
Other non-current assets	10,883	10,263
Total assets	$580,586	$663,474
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($12,090 and $6,575 attributable to related parties, respectively)	$29,090	$23,575
Accrued expenses ($4,297 and $4,122 attributable to related parties, respectively)	43,393	45,264
Contract liabilities ($1,341 and $3,553 attributable to related parties, respectively)	52,944	54,011
Customer advances	11,527	11,613
Current operating lease liabilities	7,639	7,538
Warrants liability	718	10,520
Current portion of contingent consideration	7,134	1,037
Other current liabilities ($7,863 and $7,863 attributable to related parties, respectively)	12,646	11,813
Total current liabilities	165,091	165,371
Non-current operating lease liabilities	29,588	36,055
Non-current portion of accrued data costs ($15,471 and $7,843 attributable to related parties, respectively)	25,106	16,005
Revolving line of credit	16,000	16,000
Deferred tax liabilities	2,127	2,103
Other non-current liabilities ($159 and $1,582 attributable to related parties, respectively)	10,627	16,879
Total liabilities	248,539	252,413
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 82,527,609 shares authorized, issued and outstanding as of December 31, 2022 and 2021; aggregate liquidation preference of $211,863 as of December 31, 2022 and 2021 (related parties)	187,885	187,885
Stockholders' equity:
Preferred stock, $0.001 par value; 7,472,391 shares authorized as of December 31, 2022 and 2021; no shares issued or outstanding as of December 31, 2022 or 2021	—	—
Common stock, $0.001 par value; 275,000,000 shares authorized as of December 31, 2022 and 2021; 98,869,738 shares issued and 92,104,942 shares outstanding as of December 31, 2022, and 97,172,086 shares issued and 90,407,290 shares outstanding as of December 31, 2021	92	90
Additional paid-in capital	1,690,783	1,683,883
Accumulated other comprehensive loss	(15,940)	(12,098)
Accumulated deficit	(1,300,789)	(1,218,715)
Treasury stock, at cost, 6,764,796 shares as of December 31, 2022 and 2021	(229,984)	(229,984)
Total stockholders' equity	144,162	223,176
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$580,586	$663,474
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(In thousands, except share and per share data)	2022	2021	2020
Revenues (2)	$376,423	$367,013	$356,036

Cost of revenues (1) (2) (3)	205,294	203,044	180,712
Selling and marketing (1) (3)	68,453	66,937	70,220
Research and development (1) (3)	36,987	39,123	38,706
General and administrative (1) (3)	61,200	61,736	55,783
Amortization of intangible assets	27,096	25,038	27,219
Impairment of goodwill	46,300	—	—
Restructuring	5,810	—	—
Impairment of right-of-use and long-lived assets	156	—	4,671
Total expenses from operations	451,296	395,878	377,311
Loss from operations	(74,873)	(28,865)	(21,275)
Loss on extinguishment of debt (2)	—	(9,629)	—
Interest expense, net (2)	(915)	(7,801)	(35,805)
Other income (expense), net	9,785	(5,778)	14,554
Gain (loss) from foreign currency transactions	1,166	2,895	(4,490)
Loss before income taxes	(64,837)	(49,178)	(47,016)
Income tax provision	(1,724)	(859)	(902)
Net loss	$(66,561)	$(50,037)	$(47,918)
Net loss available to common stockholders
Net loss	$(66,561)	$(50,037)	$(47,918)
Convertible redeemable preferred stock dividends (2)	(15,513)	(12,623)	—
Total net loss available to common stockholders	$(82,074)	$(62,660)	$(47,918)
Net loss per common share:
Basic and diluted	$(0.89)	$(0.78)	$(0.67)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	92,683,564	80,802,053	71,181,496
Comprehensive loss:
Net loss	$(66,561)	$(50,037)	$(47,918)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(3,842)	(5,068)	5,303
Total comprehensive loss	$(70,403)	$(55,105)	$(42,615)
(1) Excludes amortization of intangible assets, which is presented separately in the Consolidated Statements of Operations and Comprehensive Loss.
(2) Transactions with related parties are included in the line items above as follows (refer to Footnote 14, Related Party Transactions, for further information):

	Years Ended December 31,
	2022	2021	2020
Revenues	$14,934	$16,285	$13,314
Cost of revenues	26,971	34,534	10,094
Interest expense, net	—	(4,692)	(24,480)
Loss on extinguishment of debt	—	(9,608)	—
Convertible redeemable preferred stock dividends	(15,513)	(12,623)	—
(3) Stock-based compensation expense is included in the line items above as follows:

	Years Ended December 31,
	2022	2021	2020
Cost of revenues	$1,144	$1,603	$1,288
Selling and marketing	1,021	1,791	2,226
Research and development	827	1,079	886
General and administrative	5,186	9,375	5,673
Total stock-based compensation expense	$8,178	$13,848	$10,073
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	70,065,130	$70	$1,609,358	$(12,333)	$(1,108,137)	$(229,984)	$258,974
Net loss	—	—	—	—	—	—	(47,918)	—	(47,918)
Foreign currency translation adjustment	—	—	—	—	—	5,303	—	—	5,303
Exercise of Common Stock options, net	—	—	75,000	—	143	—	—	—	143
Interest paid in Common Stock (1)	—	—	1,474,201	2	3,058	—	—	—	3,060
Restricted stock units distributed	—	—	1,363,152	1	3,064	—	—	—	3,065
Payments for taxes related to net share settlement of equity awards	—	—	(38,937)	—	(117)	—	—	—	(117)
Amortization of stock-based compensation	—	—	—	—	6,480	—	—	—	6,480
Balance as of December 31, 2020	—	$—	72,938,546	$73	$1,621,986	$(7,030)	$(1,156,055)	$(229,984)	$228,990
Net loss	—	—	—	—	—	—	(50,037)	—	(50,037)
Convertible redeemable preferred stock, net of issuance costs (1)	82,527,609	187,885	—	—	—	—	—	—	—
Fair value of Common Stock issued in connection with acquisition	—	—	7,945,519	8	25,766	—	—	—	25,774
Conversion shares issued as extinguishment cost on senior secured convertible notes (1)	—	—	3,150,000	3	9,605	—	—	—	9,608
Interest paid in Common Stock (1)	—	—	4,165,781	4	10,808	—	—	—	10,812
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(12,623)	—	(12,623)
Restricted stock units distributed	—	—	2,362,963	2	7,117	—	—	—	7,119
Foreign currency translation adjustment	—	—	—	—	—	(5,068)	—	—	(5,068)
Payments for taxes related to net share settlement of equity awards	—	—	(155,519)	—	(522)	—	—	—	(522)
Amortization of stock-based compensation	—	—	—	—	9,123	—	—	—	9,123
Balance as of December 31, 2021	82,527,609	$187,885	90,407,290	$90	$1,683,883	$(12,098)	$(1,218,715)	$(229,984)	$223,176
Net loss	—	—	—	—	—	—	(66,561)	—	(66,561)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(15,513)	—	(15,513)
Restricted stock units distributed	—	—	1,493,121	1	1,717	—	—	—	1,718
Exercise of Common Stock options, net	—	—	96,955	1	103	—	—	—	104
Payments for taxes related to net share settlement of equity awards	—	—	(13,120)	—	(23)	—	—	—	(23)
Amortization of stock-based compensation	—	—	—	—	5,106	—	—	—	5,106
Other	—	—	120,696	—	(3)	—	—	—	(3)
Foreign currency translation adjustment	—	—	—	—	—	(3,842)	—	—	(3,842)
Balance as of December 31, 2022	82,527,609	$187,885	92,104,942	$92	$1,690,783	$(15,940)	$(1,300,789)	$(229,984)	$144,162
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
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2022	2021	2020
Operating activities:
Net loss	$(66,561)	$(50,037)	$(47,918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	46,300	—	—
Amortization of intangible assets	27,096	25,038	27,219
Depreciation	16,828	15,793	14,064
Stock-based compensation expense	8,178	13,848	10,073
Non-cash operating lease expense	6,060	5,345	5,555
Change in fair value of contingent consideration liability	2,558	—	—
Amortization expense of finance leases	2,364	2,188	1,652
Bad debt expense (benefit)	312	(80)	1,693
Amortization of deferred financing costs	163	378	1,560
Impairment of right-of-use and long-lived assets	156	—	4,671
Deferred tax (benefit) provision	(475)	(1,719)	10
Change in fair value of warrant liability	(9,802)	7,689	(4,894)
Loss on extinguishment of debt	—	9,629	—
Non-cash interest expense on senior secured convertible notes (1)	—	4,692	9,180
Accretion of debt discount	—	1,620	7,571
Change in fair value of financing derivatives	—	(1,800)	(10,287)
Other	1,435	1,082	908
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	2,596	(2,081)	2,024
Prepaid expenses and other assets	(805)	(1,145)	(6,283)
Accounts payable, accrued expenses, and other liabilities	7,396	(4,210)	(17,095)
Contract liability and customer advances	(1,587)	(10,777)	7,341
Operating lease liabilities	(7,275)	(5,597)	(6,327)
Net cash provided by operating activities	34,937	9,856	717

Investing activities:
Capitalized internal-use software costs	(16,685)	(14,747)	(15,078)
Purchases of property and equipment	(1,137)	(803)	(477)
Cash and restricted cash acquired from acquisition	—	902	—
Net cash used in investing activities	(17,822)	(14,648)	(15,555)

Financing activities:
Payments for dividends on convertible redeemable preferred stock (1)	(15,512)	(4,760)	—
Principal payments on finance leases	(2,519)	(2,138)	(1,754)
Principal payment and extinguishment costs on senior secured convertible notes (1)	—	(204,014)	—
Principal payment and extinguishment costs on secured term note	—	(14,031)	—
Proceeds from borrowings on revolving line of credit	—	16,000	—
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs (1)	—	187,885	—
Other	(101)	(1,394)	(342)
Net cash used in financing activities	(18,132)	(22,452)	(2,096)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(820)	(1,218)	902
Net decrease in cash, cash equivalents and restricted cash	(1,837)	(28,462)	(16,032)
Cash, cash equivalents and restricted cash at beginning of period	22,279	50,741	66,773
Cash, cash equivalents and restricted cash at end of period	$20,442	$22,279	$50,741

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$20,044	$21,854	$31,126
Restricted cash	398	425	19,615
Total cash, cash equivalents and restricted cash	$20,442	$22,279	$50,741

	Years Ended December 31,
	2022	2021	2020
Supplemental cash flow disclosures:
Interest paid ($—, $— and $21,420 in 2022, 2021, and 2020 attributable to related party, respectively)	$652	$1,009	$23,792
Income taxes paid, net of refunds	1,804	1,831	1,182
Operating cash flows from operating leases	10,364	9,623	11,170
Operating cash flows from finance leases	338	440	493

Supplemental non-cash activities:
Convertible redeemable preferred stock dividends accrued but not yet paid (1)	7,863	7,863	—
Settlement of restricted stock unit liability	1,718	7,117	3,065
Change in accounts payable and accrued expenses related to capital expenditures	1,162	479	395
Right-of-use assets obtained in exchange for finance lease liabilities	1,106	3,345	754
Right-of-use assets obtained in exchange for new operating lease liabilities	908	5,211	669
Fair value of Common Stock issued in connection with acquisition	—	25,774	—
Interest paid in Common Stock (1)	—	10,812	—
Conversion shares issued as extinguishment cost on senior secured convertible notes (1)	—	9,608	—
Fair value of contingent consideration recognized upon closing of acquisition	—	5,600	—
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
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, principal payments on capital lease and software license arrangements, payments for taxes related to net share settlement of equity awards, and proceeds from the exercise of stock options have been aggregated within other financing activities on the Consolidated Statements of Cash Flows.
Use of Estimates and Judgments in the Preparation of the Consolidated Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of management's SSP, principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill, intangible and other long-lived assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, the fair value determination of contingent consideration from business combinations, financing-related liabilities and warrants, and the valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
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
Preferred Stock
In 2021, the Company entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine") (the "Securities Purchase Agreements") for the issuance and sale of shares of Series B Convertible Preferred Stock, par value $0.001 ("Preferred Stock") as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. The issuance of the Preferred Stock pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Consolidated Balance Sheets. The instrument is initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of December 31, 2022 because a deemed liquidation event is not considered probable.
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
As of December 31, 2022 and December 31, 2021, restricted cash represents security deposits for subleased office space.
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
The following is a summary of the activity within the allowance for doubtful accounts:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Beginning Balance	$(1,173)	$(2,757)	$(1,919)
Bad debt (expense) benefit	(312)	80	(1,693)
Recoveries	(126)	(161)	(300)
Write-offs	813	1,665	1,155
Ending Balance	$(798)	$(1,173)	$(2,757)
Property and Equipment, net
Property and equipment is recorded at cost, net of accumulated depreciation, and is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from 2 to 10 years. Finance lease assets are recorded at their net present value at the commencement of the lease. Both finance lease assets and leasehold improvements are amortized on a straight-line basis over the shorter of the related lease terms or their useful lives. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred.
Included in property and equipment, net, are capitalized software costs to purchase and develop internal-use software, which the Company uses to provide services to its clients. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use in the Company's products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be 2 to 3 years. During the years ended December 31, 2022, 2021 and 2020, the Company capitalized $17.2 million, $18.9 million (including $4.6 million recorded as part of the acquisition of Shareablee), and $15.0 million in internal-use software costs, respectively. The Company depreciated $15.1 million, $12.8 million and $9.1 million in capitalized internal-use software costs during the years ended December 31, 2022, 2021 and 2020, respectively.
Business Combination
In December 2021, the Company and two newly formed, wholly owned subsidiaries of the Company entered into the Merger Agreement with Shareablee, pursuant to which the Company acquired Shareablee (the "Merger") as described in Footnote 3, Business Combination. Total consideration paid or payable by the Company related to the Merger (valued as of the closing date of the Merger) was $31.4 million, which included $5.6 million for the fair value of contingent consideration payable based on the achievement of certain contractual milestones or future revenue performance. The maximum amount of contingent consideration payable under the Merger is $8.6 million.
The contingent consideration is classified as a liability due to the fact it will be settled in cash or a variable number of shares of the Company's common stock, par value $0.001 (the "Common Stock") (or a combination thereof), and the amount of the payment is not dependent upon the fair value of the Common Stock. The contingent consideration liability is measured at fair value on a recurring basis until the contingency is resolved.
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
In April 2022, the contingency was resolved and the full amount was deemed payable, subject to reduction for any pending indemnification claims and other terms set forth in the Merger Agreement. The resolution of this contingency eliminated the option pricing model as a valuation technique, and the fair value was remeasured using only the discounted cash flow model. In December 2022, the Company elected to settle the first installment of $3.7 million in cash. This amount remained outstanding as of December 31, 2022 and is scheduled to be paid in the first quarter of 2023. The Company expects to settle the remaining liability in two additional installments of $3.7 million and $1.2 million payable in any combination of cash and Common Stock (at the Company's election) in December 2023 and 2024, respectively.
The estimated fair value of the contingent consideration liability as of December 31, 2022 was $8.2 million. The loss due to change in fair value of $2.6 million for the year ended December 31, 2022 was classified within general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. Refer to Footnote 7, Fair Value Measurements, for additional information on the fair value of the contingent consideration.
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
During the third quarter of 2021, the Company completed its implementation of a new cloud-based Enterprise Resource Planning ("ERP") system. The Company capitalized $6.8 million of eligible implementation costs in connection with its development and testing of the ERP system. These capitalized implementation costs are classified within other non-current assets in the Consolidated Balance Sheets. As of December 31, 2022, 2021 and 2020, capitalized implementation costs, net of accumulated amortization, were $5.0 million, $6.4 million, and $3.2 million, respectively.
The Company determined the expected period of benefit of the capitalized implementation costs was five years. Amortization costs are classified within general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company recorded $1.4 million and $0.7 million of amortization expense for the years ended December 31, 2022 and 2021, respectively.
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
As of September 30, 2022, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. Accordingly, in conjunction with its annual test as of October 1, 2022, the Company completed its assessment, and concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the decline in the Company's stock price and market capitalization among other factors. The Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result the Company recorded a $46.3 million non-cash impairment charge during the three months ended September 30, 2022 and year ended December 31, 2022. Refer to Footnote 10, Goodwill and Intangible Assets for further information. No goodwill impairment charges were recognized during the years ended December 31, 2021 and 2020.
Intangible assets with finite lives are generally amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies and technology	5 to 7
Acquired software	2
Customer relationships	6 to 11
Intellectual property	16
Other	7
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
Although the Company believes that the carrying values of its goodwill and definite-lived intangible assets are appropriately stated as of December 31, 2022, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
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
The Company performed an interim analysis as of March 31, 2020, as changes in market conditions indicated the carrying value of certain facility lease ROU and other long-lived assets may not be recoverable, and determined that certain ROU assets, and related leasehold improvements, were impaired. The Company recorded a $4.7 million non-cash impairment charge related to its ROU assets and related leasehold improvements in 2020. The impairment charge was driven by changes in the Company's projected undiscounted cash flows for certain properties, primarily as a result of changes in the real estate market related to the COVID-19 pandemic, that led to an increase in the estimated marketing time, and a reduction of expected receipts, for properties on the market for sublease. The fair value of these ROU assets, and related leasehold improvements, was estimated using an income approach and a discount rate of 12.0%.
The Company performed an analysis in the fourth quarter of 2022 related to the execution of a sublease for a property for which expected cash receipts were less than the disbursements for the lease. The Company recorded a $0.2 million non-cash impairment charge related to the ROU asset in 2022. The fair value of the ROU asset was estimated using an income approach and a discount rate of 7.4%.
Although the Company believes that the carrying values of its other long-lived assets are appropriately stated as of December 31, 2022, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
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
The Company has elected to combine lease and non-lease components and account for them together as a single lease component, which increases the carrying amount of the ROU assets and lease liabilities. Non-lease components primarily include payments for common-area maintenance, utilities and other pass-through charges.
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
The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring promised goods or services to a customer. Customers may obtain the control of promised goods or services over time or at a point in time. Subscription-based revenues, and other products delivered continuously through a user interface, are recognized on a straight-line basis over an access period specified within the respective contract. Revenues for impression-based products are typically recognized over time, on a time-elapsed basis, as the customer is continuously consuming and receiving the benefits of campaign measurement, or an output method, such as volume of impressions processed during a discrete period. Report-based revenues are recognized at a point in time, which is generally once the product has been delivered to the customer. The Company also considers whether there is a present right to payment, and whether the customer has accepted the product if such acceptance provisions are substantive.
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
The Company enters into a limited number of monetary contracts with MVPDs that involve both the purchase and sale of services with a single counterparty. Each contract is assessed to determine if the revenue and expense should be presented gross or net. In some instances, the Company may provide free distinct goods or services as a form of non-cash consideration to the counterparty. Revenue is recognized for these contracts to the extent SSP is established for distinct services provided. Any excess consideration above the established SSP of services is presented as a reduction to cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of non-cash consideration included in revenues during the years ended December 31, 2022, 2021and 2020 totaled $3.9 million, $4.0 million, and $0.9 million, respectively. The fair value of non-cash consideration included in cost of revenues during the years ended December 31, 2022, 2021 and 2020 totaled $4.1 million, $3.9 million and $1.6 million, respectively.
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
Costs to Fulfill a Contract
Certain costs to fulfill are capitalized for contracts where the transfer of goods and services will occur in the future. Typically, these capitalized costs are incurred during a setup period prior to transferring control of the good or service over time. These costs include dedicated employees, subcontractors, and other third-party costs. Capitalized costs are assessed for recoverability at each reporting period. These costs are included in cost of revenues and are recognized in the same manner as the corresponding performance obligation. For the years ended December 31, 2022, 2021 and 2020, amortized and expensed contract costs were zero, $2.7 million and $1.4 million, respectively.

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
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of the Company's normal operations. The following is a summary of the significant components of other income (expense), net:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Change in fair value of financing derivatives	$—	$1,800	$10,287
Change in fair value of warrants liability	9,802	(7,689)	4,894
Other	(17)	111	(627)
Total other income (expense), net	$9,785	$(5,778)	$14,554
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
The Company estimates forfeitures for stock-based awards at their grant date based on historical experience. The estimated forfeiture rate as of December 31, 2022, 2021 and 2020 was 10.0% for non-executive awards. Awards granted to senior executives have an estimated forfeiture rate of zero. The Company performs a review of its forfeiture rate assumption on a quarterly basis. Changes in the estimates and assumptions relating to forfeitures and subsequent grants may result in material changes to stock-based compensation expense in the future.
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
Beginning in 2022, the TCJA eliminated the option to immediately deduct research and experiment ("R&E") expenditures in the year incurred pursuant to Internal Revenue Code Section 174 ("Section 174"). The amended provision under Section 174 requires taxpayers to capitalize and amortize these expenditures over five years for research performed in the U.S. and over 15 years for research performed outside the U.S. While it is possible that Congress may defer, modify or repeal this provision, potentially with retroactive effect, it was not deferred, modified or repealed as of December 31, 2022. Due to the Company's federal and state net operating loss ("NOL") carryforwards, the amended provision under Section 174 only increased the Company's state cash taxes payable and reduced its cash flow from operating activities by an immaterial amount in 2022. The capitalized R&E expenditure merely caused a reclassification between the NOL deferred tax asset and capitalized R&E deferred tax asset as of December 31, 2022. Because the Company's deferred tax assets have a full valuation allowance against them, the amended provision under Section 174 did not impact the Company's tax rate or results of operations.
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

Basic loss per share is computed by dividing net loss available to only the common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share includes the effect of potential common shares, such as the Company's Preferred Stock, Notes, warrants, stock options, restricted stock units and deferred stock units, to the extent the effect is dilutive. In periods with a net loss available to common stockholders, the anti-dilutive effect of these potential common shares is excluded and diluted net loss per share is equal to basic net loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Years Ended December 31,
	2022	2021	2020
Preferred stock (1)	85,708,360	66,926,499	—
Warrants	5,457,026	5,457,026	6,306,964
Stock options, restricted stock units and deferred stock units	4,981,624	5,073,980	3,898,327
Contingent Consideration (2)	4,220,690	—	—
Senior secured convertible notes	—	1,232,483	6,519,655
Total	100,367,700	78,689,988	16,724,946
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period (or at the time of issuance, if later).
(2) A contingent consideration liability was recognized as part of the acquisition described in Footnote 3, Business Combination. The liability payments may be settled in any combination of cash or shares of Common Stock based on the volume-weighted average trading price of the Common Stock for the ten trading days prior to the date of each payment. Settlement of this liability in Common Stock could potentially dilute basic earnings per share in future periods. The Company calculated a potential anti-dilutive share count based on the maximum contingent consideration as of December 31, 2022 of $4.9 million and the $1.16 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on December 30, 2022. The impact was determined to be negligible for 2021 based on the period the liability was outstanding.
For the year ended December 31, 2022, dividends paid to holders of the Preferred Stock totaled $15.5 million. These dividends have been included in calculating the total loss available to common stockholders used in the calculation of basic and diluted loss per share.
3.Business Combination
On December 16, 2021, the Company and two newly formed, wholly owned subsidiaries of the Company entered into the Merger Agreement with Shareablee, pursuant to which the Company acquired Shareablee. Total consideration payable to the former holders of Shareablee's capital stock and warrant, and certain underlying equity awards that were assumed by the Company, totaled 9,128,964 shares of Common Stock. This included 7,945,519 shares of Common Stock that were issuable at closing, 1,062,085 shares of Common Stock issuable pursuant to replacement stock options and restricted stock unit awards, and 121,357 shares of Common Stock subject to holdback pending final working capital adjustments. In addition, certain holders of Shareablee's capital stock, warrant and equity awards may also receive up to an aggregate of $8.6 million of contingent consideration over three years after the closing, subject to the satisfaction of certain conditions set forth in the Merger Agreement. The contingent consideration is payable in any combination of cash and Common Stock, with any issuance of Common Stock to be based on the volume-weighted average trading price of the Common Stock for the ten full trading days ending on, and including the last business day prior to, the applicable date of the release of the contingent payment. The amount of contingent consideration is based on the achievement of certain contractual milestones or a revenue target. Lastly, the Merger Agreement required a portion of cash held in escrow at closing to be paid to the former holders of Shareablee securities.
Itzhak Fisher, a member of the Company's Board, is a former director, stockholder and equity award holder of Shareablee. The fair value of Mr. Fisher's issuable Common Stock and replacement stock options totaled $0.7 million at closing, of which $0.4 million was recognized immediately as stock-based compensation expense and $0.3 million was classified as purchase consideration. Mr. Fisher is also eligible to receive $0.3 million in contingent consideration pursuant to the terms described above.
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

	Years Ended December 31,
(In thousands)	2022	2021	2020
By solution group:
Digital Ad Solutions	$212,510	$221,979	$213,504
Cross Platform Solutions	163,913	145,034	142,532
Total	$376,423	$367,013	$356,036
By geographical market:
United States	$337,862	$321,891	$310,717
Europe	19,007	26,250	27,447
Latin America	7,843	6,952	6,275
Canada	7,604	7,630	7,046
Other	4,107	4,290	4,551
Total	$376,423	$367,013	$356,036
By timing of revenue recognition:
Products and services transferred over time	$312,723	$288,439	$278,638
Products and services transferred at a point in time	63,700	78,574	77,398
Total	$376,423	$367,013	$356,036
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of December 31,
(In thousands)	2022	2021
Accounts receivable, net	$68,457	$72,059
Current and non-current contract assets	6,736	4,875
Current contract liabilities	52,944	54,011
Current customer advances	11,527	11,613
Non-current contract liabilities	887	1,262
Current and non-current contract assets as of December 31, 2022 increased from the prior year due primarily to up-front recognition of revenue pertaining to license fees in connection with a multi-year agreement that will be billed over the contract term.
Significant changes in the current contract liabilities balances are as follows:

	Years Ended December 31,
(In thousands)	2022	2021
Revenue recognized that was included in the opening contract liabilities balance	$(49,265)	$(52,232)
Cash received or amounts billed in advance and not recognized as revenue	48,705	48,864
Current contract liabilities as of December 31, 2021 included $2.5 million in contract balances recognized as part of the closing of the acquisition described in Footnote 3, Business Combination.
Remaining Performance Obligations
As of December 31, 2022, approximately $220 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 50% of these remaining performance obligations in 2023, and approximately 25% in 2024, with the remainder recognized thereafter.

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
Conversion Provisions
The Preferred Stock is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion rate is calculated as the product of (i) the conversion factor and (ii) the quotient of (A) the sum of the initial purchase price and accrued dividends with respect to each share of Preferred Stock divided by (B) the initial purchase price. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. As of December 31, 2022, each share of Preferred Stock was convertible into 1.038542 shares of Common Stock, with such assumed conversion rate scheduled to return to 1.00 upon payment of accrued dividends on June 30, 2023.
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
As of December 31, 2022, no shares of Preferred Stock have been converted into Common Stock.
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
In addition, the holders of Preferred Stock are entitled to request, and the Company will take all actions reasonably necessary to pay, a one-time dividend ("Special Dividend") equal to the highest dividend that the Company's Board determines can be paid at the applicable time (or a lesser amount agreed upon by the holders), subject to additional conditions and limitations set forth in a Stockholders Agreement entered into by the Company and the holders on the Closing Date (the "Stockholders Agreement"). As set forth in the Stockholders Agreement, the Company may be obligated to obtain debt financing in order to effectuate the Special Dividend.

On June 30, 2022, in accordance with the Certificate of Designations of the Preferred Stock, the Company paid cash dividends totaling $15.5 million to the holders of the Preferred Stock, representing dividends accrued for the period from June 30, 2021 through June 29, 2022. The next scheduled dividend payment date for the Preferred Stock is June 30, 2023. As of December 31, 2022, accrued dividends to holders of the Preferred Stock totaled $7.9 million.
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
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares at a purchase price equal to the initial purchase price, increased by accrued dividends. The change of control put option was determined to be a derivative liability under ASC 815, Derivatives and Hedging. As of December 31, 2022, the probability of a change of control was determined to be remote, and the fair value of the change of control derivative was determined to be negligible. To the extent the holders of the Preferred Stock do not exercise the put option in a covered change of control, the Company has the right to redeem the remaining Preferred Stock at a redemption price equal to the initial purchase price, increased by accrued dividends.
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
The estimated fair value of the warrants as of December 31, 2022 was $0.7 million. Refer to Footnote 7, Fair Value Measurements, for further information.
2013 Stock Option/Issuance Plan
On December 16, 2021, the Company assumed certain equity awards outstanding under the Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan") in connection with the acquisition of Shareablee described in Footnote 3, Business Combination. Under the 2013 Plan, as amended and restated, the Company may grant to certain eligible participants option rights and restricted stock units up to 4,500,000 shares of Shareablee common stock. These shares are converted into shares of the Company's Common Stock at a conversion rate of one Shareablee share to 0.330437 shares of the Company. The aggregate number of shares of Common Stock available will be reduced by one share of Common Stock for every one share of Common Stock subject to an award granted under the 2013 Plan. If any award granted under the 2013

Plan (in whole or in part) is cancelled or forfeited, expires, is unvested and repurchased in cash, or otherwise unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, or repurchase in cash, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to such award. The Company registered the securities issuable under the 2013 Plan with the SEC on December 23, 2021. The maximum number of shares of the Company's Common Stock available for future issuance under the 2013 Plan as of December 31, 2022 (excluding outstanding awards) is 176,435.
2018 Equity and Incentive Compensation Plan
The Company's stockholders approved the 2018 Equity and Incentive Compensation Plan (the "2018 Plan") at the Company's 2018 Annual Meeting, approved an amendment and restatement of the 2018 Plan at the Company's 2020 Annual Meeting, and approved a further amendment of the 2018 Plan at the Company's 2022 Annual Meeting. Under the 2018 Plan, as amended, the Company may grant option rights, appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units up to 27,850,000 shares of Common Stock. The aggregate number of shares of Common Stock available will be reduced by: (i) one share of Common Stock for every one share of Common Stock subject to an award of option rights or appreciation rights granted under the 2018 Plan and (ii) two shares of Common Stock for every one share of Common Stock subject to an award other than option rights or appreciation rights granted under the 2018 Plan. If any award granted under the 2018 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to awards of option rights or appreciation rights and two shares of Common Stock for every one share of Common Stock subject to awards other than of option rights or appreciation rights. The Company registered the securities under the 2018 Plan with the SEC effective June 1, 2018. The maximum number of shares available for future issuance under the 2018 Plan as of December 31, 2022 (excluding outstanding awards) is 5,693,104.
Stock Options
The Company's Compensation Committee approved and awarded 948,000 and 50,000 options for the years ended December 31, 2022 and 2020 respectively, under the 2018 Plan to employees and consultants. No options were approved and awarded for the year ended December 31, 2021 under the 2018 Plan.
The fair values of options at the date of grant, or when assumed by the Company, were estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	Years Ended December 31,
	2022	2021	2020
Dividend yield (1)	0.0%	0.0%	0.0%
Expected volatility (2)	68.2% - 69.2%	33.2 - 72.4%	57.0%
Risk-free interest rate (3)	3.2% - 4.2%	0.1% -1.4%	1.0%
Expected life of options (in years) (4)	6.18 - 6.25	0.25 - 9.81	6.00
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

A summary of options granted, exercised, forfeited and expired during the years ended December 31, 2022, 2021 and 2020 is included below:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2019	1,538,967	$11.27
Options granted	50,000	3.67
Options exercised	(75,000)	1.89
Options forfeited	(60,000)	5.38
Options expired	(456,775)	15.92
Options outstanding as of December 31, 2020	997,192	$9.82
Options assumed (1)	988,869	1.17
Options expired	(203,006)	14.83
Options outstanding as of December 31, 2021	1,783,055	$4.45
Options granted	948,000	2.50
Options exercised	(96,955)	1.35
Options forfeited	(62,284)	7.33
Options expired	(287,829)	14.57
Options outstanding as of December 31, 2022	2,283,987	$2.42
Options exercisable as of December 31, 2022	1,131,404	$2.59
(1) Excludes 17,514 stock options settled in cash in lieu of the issuance of Common Stock of the Company.
The following table summarizes information about options outstanding, and exercisable, as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.57 - $2.50	1,823,627	$1.84	7.98	676,111	$1.15	5.83
$3.21 - $5.38	440,935	3.76	6.40	435,868	3.75	6.37
$20.11	13,368	20.11	0.62	13,368	20.11	0.62
$40.80	6,057	40.80	1.62	6,057	40.80	1.62
	2,283,987	$2.42	7.62	1,131,404	$2.59	5.96
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company's Common Stock as of the close of the exercise date. The aggregate intrinsic value for options exercised was $0.1 million, zero and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The aggregate intrinsic value for all options exercisable was $0.1 million, $0.5 million and zero under the Company's stock plans as of December 31, 2022, 2021 and 2020, respectively. The aggregate intrinsic value for all options outstanding was $0.1 million, $2.2 million and zero under the Company's stock plans as of December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, the total unrecognized compensation expense related to outstanding, but not yet exercisable, options is $1.7 million, which the Company expects to recognize over a weighted-average vesting period of approximately 3.4 years.
Stock Awards
The Company's outstanding stock awards are comprised of RSUs, including time-based, performance-based and market-based RSUs.
During 2022, the Company's Compensation Committee (or Board of Directors, as applicable) approved and awarded 1,738,592 time-based RSUs (of which 679,304 RSUs related to the settlement of an accrued 2021 annual incentive plan liability and vested immediately) and 620,000 market-based RSUs under the 2018 Plan to employees of the Company. The market-based RSUs vest over 10 years and are contingent on certain stock-price hurdles.
During 2021, the Company's Compensation Committee (or Board of Directors, as applicable) approved and awarded 2,464,694 time-based RSUs (of which 1,413,290 RSUs related to the settlement of an accrued 2020 annual incentive plan liability and vested immediately) and 2,127,920 performance-based RSUs under the 2018 Plan to employees and directors of the Company. The performance-based RSUs pertained to awards approved by the Company's Board of Directors as part of the Transactions on January 7, 2021, which awards included the closing of the Transactions as an implied performance condition. Of these performance-based RSUs, 772,686 vested immediately upon the closing of the Transactions. The remaining performance-based RSUs generally vest after one to three years contingent on continued service.
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
A summary of the stock awards granted, vested and forfeited during the years ended December 31, 2022, 2021 and 2020 is presented as follows. RSU awards with undelivered shares are classified as unvested until the date of delivery of the shares.

Unvested Stock Awards	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2019	2,660,236	$8.42
Granted	634,570	3.66
Vested	(1,363,152)	7.22
Forfeited	(106,417)	20.02
Unvested as of December 31, 2020	1,825,237	$6.99
Granted	4,592,614	3.13
Assumed	55,702	3.14
Vested	(2,362,963)	4.68
Forfeited	(80,347)	13.53
Unvested as of December 31, 2021	4,030,243	$3.76
Granted	2,358,592	2.04
Vested	(1,493,121)	4.01
Forfeited	(251,095)	6.04
Unvested as of December 31, 2022	4,644,619	$2.69
The aggregate intrinsic value for all unvested RSUs outstanding was $5.4 million, $13.5 million, and $4.5 million as of December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, total unrecognized compensation expense related to unvested RSUs was $3.6 million, which the Company expects to recognize over a weighted-average vesting period of approximately 3.9 years.
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
On February 25, 2022, the Company entered into an amendment (the "2022 Amendment") to the Revolving Credit Agreement to expand its aggregate borrowing capacity from $25.0 million to $40.0 million. The 2022 Amendment also replaced the Eurodollar Rate with a SOFR-based interest rate and modified the Applicable Rate definition in the Revolving Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 2.50%.
The 2022 Amendment also modified certain financial covenants under the Revolving Credit Agreement. As of December 31, 2022, the Revolving Credit Agreement required the Company to maintain:
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
On February 24, 2023, the Company entered into an additional amendment (the "2023 Amendment") to the Revolving Credit Agreement that modified the financial covenants set forth above, introduced a minimum liquidity covenant, and increased the Applicable Rate payable on SOFR-based loans. Refer to Footnote 16, Subsequent Events for additional information about the 2023 Amendment.

The Revolving Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company was in compliance with the covenants under the Revolving Credit Agreement as of December 31, 2022.
The Revolving Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
As of December 31, 2022, the Company had outstanding borrowings of $16.0 million, and issued and outstanding letters of credit of $3.4 million, under the amended Revolving Credit Agreement, with remaining borrowing capacity of $20.6 million.
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
The financing liability is included within other current and other non-current liabilities on the Consolidated Balance Sheet as of December 31, 2022, with $0.3 million classified as current and none classified as non-current.
Remaining future cash payments related to the financing liability under the failed sale-leaseback transaction total $0.3 million as of December 31, 2022, and are scheduled to be paid in monthly installments through June 2023.

7.Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The Company's financial instruments measured at fair value in its Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	December 31, 2022				December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$2,455	$—	$—	$2,455	$2,429	$—	$—	$2,429

Liabilities
Warrants liability (2)	$—	$—	$718	$718	$—	$—	$10,520	$10,520
Contingent consideration liability (3)	—	8,158	—	8,158	—	—	5,600	$5,600
Total	$—	$8,158	$718	$8,876	$—	$—	$16,120	$16,120
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. Dollar-denominated money market instruments with maturities less than three months.
(2) Warrants liability includes only the Series A warrants as of December 31, 2022 and 2021.
(3) The contingent consideration was recognized as part of the acquisition described in Footnote 3, Business Combination. The current and non-current portions of the contingent consideration are $7.1 million and $1.0 million, respectively, and are classified within other current and non-current liabilities in the Consolidated Balance Sheets.
The elimination of the option pricing model used to value the contingent consideration liability reflected a change in the Company's valuation technique during the three months ended June 30, 2022. There were no other changes to the Company's valuation techniques or methodologies during the years ended December 31, 2022 or 2021, respectively.
The following tables present the changes in the Company's recurring Level 3 fair value measurements for the warrants liability, contingent consideration, financing derivatives and interest make-whole derivative for the years ended December 31, 2022 and 2021:

(In thousands)	Warrants Liability	Contingent Consideration Liability	Financing Derivatives	Interest Make-whole Derivative
Balance as of December 31, 2020	$2,831	$—	$11,300	$871
Total (gain) loss included in other income (expense), net (1)	7,689	—	(1,800)	150
Settlement or derecognition upon extinguishment of host debt	—	—	(9,500)	(1,021)
Initial recognition and measurement	—	5,600	—	—
Balance as of December 31, 2021	$10,520	$5,600	$—	$—
Total gain included in other income (expense), net (1)	(9,802)	—	—	—
Total loss recognized due to remeasurement (1)	—	2,348	—	—
Transfer to Level 2 (2)	—	(7,948)	—	—
Balance as of December 31, 2022	$718	$—	$—	$—
(1) All gains and losses were recorded in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
(2) The transfer was due to the resolution of the contingency regarding the amount of consideration payable during the three months ended June 30, 2022. Transfers between levels of the fair value hierarchy are recognized at the beginning of the reporting period.

The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed as of December 31, 2022 and 2021 that are measured at fair value on a recurring basis.

	Fair value measurements
	Valuation Technique	Significant Inputs	December 31, 2022	December 31, 2021
Warrants liability	Option pricing	Stock price	$1.16	$3.34
		Exercise price	$2.47	$2.47
		Volatility	65.0%	85.0%
		Term	1.49 years	2.49 years
		Risk-free rate	4.6%	0.9%

Contingent consideration liability	Combination (1)	Product credit	—	$10.7 million
		Revenue volatility	—	21.0%
		Risk premium	—	8.4%
		Term	—	1.04 years
		Cost of debt	—	4.4%
(1) The selected weightings for the option pricing model and discounted cash flow model outcomes were 70.0% and 30.0% respectively, as of December 31, 2021. The contingent consideration liability was transferred to Level 2 in 2022 and therefore, input and weightings are not applicable as of December 31, 2022. Refer to Footnote 2, Summary of Significant Accounting Policies for further information on the valuation technique.
The primary sensitivities in the valuation of the warrants liability are driven by the price and expected volatility of the Company's Common Stock at the valuation date.
The primary sensitivities in the valuation of contingent consideration model are driven by forecasted performance and the selected weighting of the model. The primary sensitivities in the discounted cash flow model are the cost of debt and the selected weighting of the model.
Fair Value Measurements on a Nonrecurring Basis
For the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $46.3 million. Refer to Footnote 10, Goodwill for further details. The remeasurement of goodwill is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit's estimated fair value. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record additional non-cash impairment charges.
8.Property and Equipment

	As of December 31,
(In thousands)	2022	2021
Computer equipment	$64,653	$85,847
Capitalized internal-use software	72,672	55,428
Leasehold improvements	15,456	15,594
Computer software (including software license arrangements of $1,365 in 2022 and $1,072 in 2021)	8,400	8,864
Finance leases	9,918	8,886
Office equipment, furniture, and other	5,164	5,347
Total property and equipment	176,263	179,966
Less: accumulated depreciation and amortization (including software license arrangements of $1,243 in 2022 and $1,072 in 2021)	(139,896)	(143,515)
Total property and equipment, net	$36,367	$36,451
For the years ended December 31, 2022, 2021, and 2020, depreciation expense was $16.8 million, $15.8 million and $14.1 million, respectively. In addition, amortization expense from finance leases was $2.4 million, $2.2 million and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Of the Company's property and equipment, net, 98% was located in the United States as of December 31, 2022 and 2021.

9.Leases
The Company has operating leases for real estate and finance leases for computer equipment and automobiles. These leases have remaining lease terms of one year to five years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. As of December 31, 2022, the weighted average remaining lease term for the Company's finance leases and operating leases was 1.6 years and 4.4 years, respectively. As of December 31, 2022, the weighted average discount rate for the Company's finance leases and operating leases was 9.4% and 11.3%, respectively.
The components of lease cost were as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Finance lease cost
Amortization of right-of-use assets	$2,364	$2,188	$1,652
Interest on lease liabilities	338	440	501
Total finance lease cost	$2,702	$2,628	$2,153

Operating lease cost
Fixed lease cost	$11,174	$11,212	$12,057
Short-term lease cost	150	336	824
Variable lease cost	1,369	1,622	1,926
Sublease income	(2,572)	(2,530)	(2,579)
Total operating lease cost	$10,121	$10,640	$12,228
Lease costs, net of sublease income, are reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Amortization of right-of-use assets
Cost of revenues	$1,747	$1,617	$1,212
Selling and marketing	263	243	176
Research and development	216	200	175
General and administrative	138	128	89
Total amortization of right-of-use assets	$2,364	$2,188	$1,652

Operating lease cost
Cost of revenues	$3,030	$3,126	$3,532
Selling and marketing	3,391	3,461	4,009
Research and development	2,382	2,367	2,609
General and administrative	1,318	1,686	2,078
Total operating lease cost	$10,121	$10,640	$12,228
Maturities of operating and finance lease liabilities as of December 31, 2022 were as follows:

(In thousands)	Operating Leases	Finance Leases
2023	$11,296	$1,900
2024	10,291	1,153
2025	9,745	—
2026	9,881	—
2027	5,709	—
Thereafter	80	—
Total lease payments	47,002	3,053
Less: imputed interest	(9,775)	(201)
Total lease liabilities	37,227	2,852
Less: current lease liabilities	(7,639)	(1,808)
Total non-current lease liabilities	$29,588	$1,044
As of December 31, 2022, the Company subleases six real estate properties. One sublease has a non-cancelable term of less than one year. The remaining five subleases are non-cancelable and have remaining lease terms of one year to five years. None of these subleases contain any options to renew or terminate the sublease agreement. Future expected cash receipts from these subleases as of December 31, 2022 were as follows:

(In thousands)	Sublease Receipts
2023	$1,791
2024	1,686
2025	1,566
2026	1,537
2027	825
Thereafter	—
Total expected sublease receipts	$7,405
10.Goodwill and Intangible Assets
In 2022, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the decline in the Company's stock price and market capitalization, among other factors. Accordingly, in conjunction with its annual test as of October 1, 2022, the Company performed a quantitative goodwill impairment test as of September 30, 2022, relying in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis.
The fair value of the reporting unit was determined using a discounted cash flow model, supported by a market value approach. The Company's reporting unit failed the goodwill impairment test and as a result, the Company recorded a $46.3 million impairment charge.
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2020	$418,327
Goodwill recognized from acquisition	19,202
Translation adjustments	(1,818)
Balance as of December 31, 2021	$435,711
Translation adjustments	(1,438)
Impairment charge	(46,300)
Balance as of December 31, 2022	$387,973
The carrying values of the Company's definite-lived intangible assets are as follows:

	As of			As of
	December 31, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies and technology	$154,388	$(147,887)	$6,501	$154,436	$(126,743)	$27,693
Customer relationships	46,557	(40,932)	5,625	46,680	(35,586)	11,094
Intellectual property	14,356	(13,633)	723	14,377	(13,219)	1,158
Acquired software	9,765	(9,287)	478	9,287	(9,287)	—
Panel	3,084	(3,084)	—	3,134	(3,134)	—
Trade names	753	(753)	—	753	(753)	—
Other	600	(600)	—	600	(600)	—
Total intangible assets	$229,503	$(216,176)	$13,327	$229,267	$(189,322)	$39,945
Amortization expense related to intangible assets was $27.1 million, $25.0 million, and $27.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Of the Company's definite-lived intangible assets, net, substantially all were generated by or located in the United States as of December 31, 2022 and 2021.
The weighted-average remaining amortization period by major asset class as of December 31, 2022 is as follows:

(In years)
Acquired methodologies and technology	3.0
Acquired software	2.0
Customer relationships	3.8
Intellectual property	1.7

The estimated future amortization of intangible assets is as follows:

(In thousands)
2023	$5,213
2024	3,057
2025	2,529
2026	2,528
Thereafter	—
Total	$13,327
11.Accrued Expenses

	As of December 31,
(In thousands)	2022	2021
Accrued data costs	$18,515	$18,116
Payroll and payroll-related	15,118	16,272
Professional fees	2,410	2,978
Restructuring accrual	1,288	—
Other	6,062	7,898
Total accrued expenses	$43,393	$45,264
12.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with MVPDs and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms from one to eight years. As of December 31, 2022, the total fixed payment obligations related to set-top box and connected television data agreements are $299.7 million and $8.3 million, respectively. The information set forth below summarizes the contractual obligations, by year, as of December 31, 2022:

(In thousands)
2023	$36,111
2024	29,966
2025	29,756
2026	37,006
2027	37,506
Thereafter	137,699
Total	$308,044
In addition, the Company expects to make variable payments related to a set-top box data agreement totaling an estimated $8.8 million by the end of 2023.
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
13.Income Taxes
The components of loss before income tax provision are as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Domestic	$(69,981)	$(53,202)	$(44,010)
Foreign	5,144	4,024	(3,006)
Total	$(64,837)	$(49,178)	$(47,016)
Income tax provision is as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Current:
Federal	$51	$—	$—
State	227	405	45
Foreign	1,921	2,173	847
Total	$2,199	$2,578	$892
Deferred:
Federal	$8	$(1,538)	$101
State	16	198	238
Foreign	(499)	(379)	(329)
Total	$(475)	$(1,719)	$10
Income tax provision	$1,724	$859	$902
A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes	(0.3)%	(1.5)%	(0.5)%
Other nondeductible/nontaxable items	3.7%	(3.6)%	—%
Nondeductible interest and derivatives	—%	(5.9)%	(9.7)%
Foreign rate differences	(0.4)%	(1.2)%	(1.8)%
Change in valuation allowance	(10.7)%	(16.1)%	5.9%
Stock compensation	(2.3)%	(3.8)%	(5.5)%
Executive compensation	(0.1)%	(0.7)%	(0.1)%
Goodwill impairment	(11.8)%	—%	—%
U.S. tax impact of restructuring	—%	10.3%	(14.4)%
Other adjustments	(1.7)%	(0.2)%	1.1%
Uncertain tax positions	(0.1)%	—%	2.1%
Effective tax rate	(2.7)%	(1.7)%	(1.9)%
Income Tax Provision
The Company recognized income tax expense of $1.7 million during the year ended December 31, 2022, which is primarily comprised of current tax expense of $2.2 million related to foreign taxes and state taxes and a deferred tax benefit of $0.5 million related to temporary differences between the tax treatment and GAAP accounting treatment for certain items. Included in total tax expense is income tax benefit of $2.6 million for permanent differences in the book and tax treatment of nontaxable gain on fair market value adjustment of stock warrants, offset by certain nondeductible stock-based compensation and executive compensation. Also included in the total tax expense is income tax adjustment of $12.7 million related to the impairment of goodwill. Income tax expense of $18.5 million has also been included for an increase in the valuation allowance recorded against the Company's deferred tax assets to offset the tax benefit of the Company's operating losses in the U.S. and certain foreign jurisdictions. These tax adjustments, along with state and local taxes and book losses in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.
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
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The components of net deferred income taxes are as follows:

	As of December 31,
(In thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$203,738	$210,235
Lease liability	13,500	15,909
Deferred revenues	20,711	20,001
Deferred compensation	4,829	5,672
Accrued salaries and benefits	2,533	3,120
Tax credits	2,187	2,187
Tax contingencies	1,225	1,160
Allowance for doubtful accounts	151	311
Capital loss carryforwards	271	269
Intangible assets	3,640	—
Capitalized research and development expense	14,490	—
Other	2,665	2,307
Gross deferred tax assets	$269,940	$261,171
Valuation allowance	(250,994)	(233,843)
Net deferred tax assets	$18,946	$27,328
Deferred tax liabilities:
Lease asset	$(7,855)	$(9,517)
Property and equipment	(3,988)	(7,312)
Intangible assets	—	(4,357)
Subpart F income recapture	(1,248)	(1,222)
Goodwill	(4,660)	(4,136)
Other	(40)	(76)
Total deferred tax liabilities	$(17,791)	$(26,620)
Net deferred tax asset	$1,155	$708

Tax Valuation Allowance
As of December 31, 2022, and 2021, the Company had a valuation allowance of $251.0 million and $233.8 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company's U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The increase in the valuation allowance during 2022 is primarily related to capitalized R&E expenditures under Section 174. The increase in the valuation allowance during 2021 is primarily related to the pre-tax losses generated in the U.S., offset by the valuation allowance release as a result of the Shareablee acquisition mentioned above. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that such reduction of or addition to the Company's valuation allowance may have a material impact on the Company's results from operations.
A summary of the deferred tax asset valuation allowance is as follows:

	As of December 31,
(In thousands)	2022	2021
Beginning Balance	$233,843	$220,115
Additions from continuing operations	17,280	13,462
Additions from acquisition accounting	—	275
Reductions	(129)	(9)
Ending Balance	$250,994	$233,843
Net Operating Loss and Credit Carryforwards
As of December 31, 2022, the Company had federal and state net operating loss carryforwards for tax purposes of $584.8 million and $1.4 billion, respectively. These net operating loss carryforwards will begin to expire in 2031 for federal income tax purposes and 2023 for state income tax purposes. The federal and certain state net operating losses generated after December 31, 2017 have an indefinite carryforward period. As of December 31, 2022, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $9.8 million, which will begin to expire in 2024.
As of December 31, 2022, the Company had research and development credit carryforwards of $3.2 million which begin to expire in 2025.
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
Foreign Undistributed Earnings
As of December 31, 2022, the Company has certain foreign subsidiaries with accumulated undistributed earnings. The TCJA allows for a dividend received deduction resulting in no material U.S. federal income tax upon repatriation of these earnings. The Company intends to indefinitely reinvest these earnings, as well as future earnings from its foreign subsidiaries, to fund its international operations and therefore has not accrued any foreign withholding taxes or state income taxes.
Uncertain Tax Positions
For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. The Company's liability for unrecognized tax benefits, which include interest and penalties, was $0.6 million for the years ended December 31, 2022 and 2021. The remaining unrecognized tax benefits have reduced deferred tax balances. The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $2.0 million as of December 31, 2022, 2021 and 2020 and includes the federal tax benefit of state deductions. The Company anticipates a negligible amount of unrecognized tax benefits will reverse during the next year due to the expiration of statutes of limitation.

Changes in the Company's unrecognized income tax benefits are as follows:

	As of December 31,
(In thousands)	2022	2021	2020
Beginning balance	$2,052	$2,078	$2,400
Increase related to tax positions of prior years	—	—	47
Increase related to tax positions of the current year	25	40	51
Decrease related to tax positions of prior years	(22)	(20)	(5)
Decrease due to lapse in statutes of limitations	(29)	(46)	(415)
Ending balance	$2,026	$2,052	$2,078
The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2022 and 2021, accrued interest and penalties on unrecognized tax benefits were $0.2 million and $0.1 million, respectively. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is generally no longer subject to U.S. federal examinations by tax authorities for years prior to 2019 or state and local tax examinations by tax authorities for years prior to 2018. The Company is no longer subject to examination by tax authorities in the Netherlands for years prior to 2016. However, tax attribute carryforwards may still be adjusted upon examination by tax authorities.
14.Related Party Transactions
Transactions with WPP
As of December 31, 2022 (based on public filings), WPP owned 11,319,363 shares of the Company's outstanding Common Stock, representing 12.3% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different products and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Revenues	$11,677	$13,595	$13,315
Cost of revenues	9,391	12,537	10,094
The Company has the following balances related to transactions with WPP, as reflected in the Consolidated Balance Sheets:

	As of December 31,
(In thousands)	2022	2021
Assets
Accounts receivable, net	$825	$3,506
Liabilities
Accounts payable	$2,398	$1,395
Accrued expenses	1,108	740
Contract liabilities	1,132	3,403
Other non-current liabilities	159	1,582
Transactions with Charter, Qurate and Pine
Charter, Qurate and Pine each hold 33.3% of the outstanding shares of Preferred Stock, which are entitled to convert into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. As of December 31, 2022 (based on public filings), Pine also owned 2,193,088 shares of the Company's outstanding Common Stock, representing 2.4% of the outstanding Common Stock. In addition, Charter, Qurate and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement.
As of December 31, 2022 and December 31, 2021, Charter, Qurate and Pine each owned 27,509,203 shares of the Company's outstanding Preferred Stock. On June 30, 2022, in accordance with the Certificate of Designations of the Preferred Stock, the Company made cash dividend payments totaling $15.5 million to the holders of the Preferred Stock, representing dividends accrued for the period from June 30, 2021 through June 29, 2022. Accrued dividends to the holders of Preferred Stock as of December 31, 2022 totaled $7.9 million. The next scheduled dividend payment date for the Preferred Stock is June 30, 2023.
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
The Company's results from transactions with Charter and its affiliates, as reflected in the Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

(In thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues	$2,262	$1,849
Cost of revenues	17,580	21,998
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Consolidated Balance Sheet:

	As of	As of
(In thousands)	December 31, 2022	December 31, 2021
Accounts payable	$9,693	$5,180
Accrued expenses	3,189	3,377
Non-current portion of accrued data costs	15,471	7,843
The Company recognized revenues of $0.9 million and $0.8 million from transactions with Qurate and its affiliates in the normal course of business during the years ended December 31, 2022 and December 31, 2021, respectively, as reflected in the Consolidated Statements of Operations and Comprehensive Loss.
The Company had no transactions, other than the issuance of shares of Preferred Stock and related matters, with Pine for the years ended December 31, 2022 and December 31, 2021.
Transactions with Starboard
In 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5.0% of the Company's outstanding Common Stock. Refer to Footnote 6, Debt, for further information regarding these agreements and the Company's issuance of Notes to Starboard in 2018. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5.0% of the Company's outstanding Common Stock in January 2018. In addition, pursuant to a prior agreement with Starboard, the Company provided Starboard the right to designate certain members to the Company's Board. As of December 31, 2018, Starboard had no remaining right to designate any directors to the Board. The Notes and related financing derivatives were extinguished on March 10, 2021.
In the Consolidated Statements of Operations and Comprehensive Loss, the Company recorded interest expense, inclusive of non-cash accretion of issuance discount and deferred financing costs, related to the Notes of $6.6 million and $33.3 million during the year ended December 31, 2021 and 2020, respectively.
In connection with the extinguishment of the Notes on March 10, 2021, the Company issued 3,150,000 Conversion Shares to Starboard valued at $9.6 million as discussed in Footnote 6, Debt, which amount was included as a component of loss on extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Loss.
The Company had no outstanding balances related to Starboard as of December 31, 2022 or 2021. The outstanding balances for the Notes, related financing derivatives, and other non-current liabilities as of December 31, 2020 are reflected in the Consolidated Balance Sheet.
15.Organizational Restructuring
On September 29, 2022, the Company communicated a workforce reduction as part of its broader efforts to improve cost efficiency and better align its operating structure and resources with strategic priorities (collectively, the "Restructuring Plan"). In addition to employee terminations, the Restructuring Plan is expected to include the reallocation of commercial and product development resources; reinvestment in and modernization of key technology platforms; consolidation of data storage and processing activities to reduce the Company's data center footprint; and reduction of other operating expenses, including software and facility costs. The Company may also determine to exit certain activities in certain geographic regions in order to more effectively align resources with business priorities. In connection with the Restructuring Plan, which was authorized by the Board on September 19, 2022, the Company will incur certain exit-related costs. These costs are estimated to range between $13 million and $18 million. The Company expects implementation of the Restructuring Plan, including cash payments, to be substantially complete in the fourth quarter of 2023.

The table below summarizes the balance of the restructuring liability as of December 31, 2022, which is recorded in accrued expenses in the Consolidated Balance Sheets, and the changes in the accrued amounts for the year ended December 31, 2022:

(In thousands)	Severance and Related Costs	Other	Total Restructuring Expense
Restructuring expense	$4,578	$1,232	$5,810
Payments	(3,357)	(1,232)	(4,589)
Foreign exchange	67	—	67
Accrued balance as of December 31, 2022	$1,288	$—	$1,288

16.Subsequent Events
On February 24, 2023, the Company entered into the 2023 Amendment to its Revolving Credit Agreement. Among other things, the 2023 Amendment (i) increased the minimum Consolidated EBITDA and Consolidated Asset Coverage Ratio financial covenant requirements under the Revolving Credit Agreement, (ii) modified the measurement periods for certain financial covenants contained in the Revolving Credit Agreement, (iii) introduced a minimum liquidity covenant, and (iv) modified the Applicable Rate definition in the Revolving Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 3.50%.
As modified, the Revolving Credit Agreement requires the Company to maintain:
•minimum Consolidated EBITDA (as defined in the Revolving Credit Agreement) of not less than $22.0 million, $24.0 million, $32.0 million and $35.0 million for the most recently ended four fiscal quarter period, tested as of the last day of the fiscal quarters ending on March 31, June 30, September 30 and December 31, 2023, respectively;
•a minimum Consolidated Asset Coverage Ratio (as defined in the Revolving Credit Agreement) of not less than 2.0 to 1.0, tested as of the last day of each calendar month through maturity of the Revolving Credit Agreement;
•a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Agreement) of not less than 1.25 to 1.0 for the most recently ended four fiscal quarter period, tested as of the last day of each fiscal quarter ending on or after March 31, 2024; and
•minimum Liquidity (as defined in the Revolving Credit Agreement) of $28.0 million, tested as of the last business day of each calendar month through maturity of the Revolving Credit Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, and their report is included below. Deloitte & Touche LLP has also audited, and issued an unqualified opinion with respect to, our Consolidated Financial Statements for 2022, which opinion is included in Item 8, "Financial Statements and Supplementary Data," of this 10-K.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of comScore, Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.
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
March 1, 2023

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding our directors and executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business - Executive Officers and Directors." Other information required by Item 10 of Part III, including information regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors, is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. Information required by Item 10 of Part III regarding our Audit Committee is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. Information relating to our compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders.
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
Information required by Item 11 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of Part III regarding our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

4.10+	Description of Securities

10.1
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.2
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.3
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.4^
Data License Agreement, dated as of March 10, 2021, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

10.5^
First Amendment to Data License Agreement, dated as of March 30, 2022, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed May 10, 2022) (File No. 001-33520)

10.6^
Second Amendment to Data License Agreement, dated as of November 6, 2022, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 7, 2022) (File No. 001-33520)

10.7
Credit Agreement, dated as of May 5, 2021, among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent, Swing Line Lender, and L/C Issuer), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 9, 2021) (File No. 001-33520)

10.8
First Amendment, dated as of February 25, 2022, to the Credit Agreement among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 28, 2022) (File No. 001-33520)

10.9
Second Amendment, dated as of February 24, 2023, to the Credit Agreement among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 28, 2023) (File No. 001-33520)

10.10
Patent Purchase, License and Settlement Agreement, dated as of December 20, 2011, by and among comScore, Inc., The Nielsen Company (US) LLC and NetRatings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.11
Purchase Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.12
Stock Purchase Agreement, dated as of February 11, 2015, by and among Cavendish Square Holding B.V., WPP Group USA, Inc., CS Worldnet Holding B.V. and comScore, Inc. (incorporated by reference to Exhibit (d)(1) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.13
Strategic Alliance Agreement, dated February 11, 2015, by and between comScore, Inc. and WPP Group USA, Inc. (incorporated by reference to Exhibit (d)(5) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.14
Purchase Agreement, dated as of April 1, 2015, by and between comScore, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed April 3, 2015) (File No. 001-33520)

10.15
Securities Purchase Agreement, dated as of June 23, 2019, by and among comScore, Inc. and CVI Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 24, 2019) (File No. 001-33520)

10.16
Agreement and Plan of Merger, dated December 16, 2021, by and among comScore, Inc., SS Media Holdco, LLC, SS Media Merger Sub, Inc., Shareablee, Inc., Shareablee Holdco, Inc., Shareablee Merger Sub, Inc. and Shareholder Representative Services LLC, as Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 17, 2021) (File No. 001-33520)

10.17
Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 5, 2008) (File No. 001-33520)

10.18
Amendment No. 6 to Deed of Lease, dated as of May 30, 2018, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.19
Amendment No. 7 to Deed of Lease, dated as of May 24, 2021, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 9, 2021) (File No. 001-33520)

10.20*
comScore, Inc. 2018 Equity and Incentive Compensation Plan (as Amended and Restated Effective as of July 9, 2020) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 15, 2020) (File No. 001-33520)

10.21*
First Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 9, 2022) (File No. 001-33520)

10.22*	Form of Restricted Stock Units Award Notice for Directors (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.23*
Form of Restricted Stock Units Award Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.24*	Form of Change of Control and Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on September 10, 2018) (File No. 001-33520)

10.25*
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

10.28*
Form of Performance Restricted Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.29*
Form of Restricted Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.30
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

10.37*
Amendment No. 1 to Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.38*
Amendment No. 2 to Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.39*
Amendment No. 3 to Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.4 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.40*
Transition and Separation Agreement, dated as of February 28, 2022, between comScore, Inc. and William Livek (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed February 28, 2022) (File No. 001-33520)

10.41*
Letter Agreement, dated July 5, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.42*
First Amendment to the comScore, Inc. Change of Control Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.43*
First Amendment to the comScore, Inc. Severance Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.44*
Letter Agreement, dated July 5, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.45*
Change of Control Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.46*
Severance Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.47*
Form of Performance Restricted Stock Units Award Agreement for CEO (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 9, 2022) (File No. 001-33520)

10.48*
Form of Performance Restricted Stock Units Award Agreement for CFO (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 9, 2022) (File No. 001-33520)

10.49*
Letter Agreement, dated August 22, 2022, by and between comScore, Inc. and Greg Dale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.50*
Change of Control Agreement, effective as of August 23, 2022, by and between comScore, Inc. and Greg Dale (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.51*
Severance Agreement, effective as of August 23, 2022, by and between comScore, Inc. and Greg Dale (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.52*
Separation and General Release Agreement, dated August 25, 2022, by and between comScore, Inc. and Chris Wilson (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.53*
Form of Performance Restricted Stock Units Award Agreement for COO (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed November 9, 2022) (File No. 001-33520)

10.54*
Change of Control Agreement, effective as of May 28, 2019, by and between comScore, Inc. and David Algranati (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed November 9, 2022) (File No. 001-33520)

10.55*
Severance Agreement, effective as of May 28, 2019, by and between comScore, Inc. and David Algranati (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed November 9, 2022) (File No. 001-33520)

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
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mary Margaret Curry
Mary Margaret Curry
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Carpenter	Chief Executive Officer	March 1, 2023
Jonathan Carpenter	(Principal Executive Officer)

/s/ Mary Margaret Curry	Chief Financial Officer and Treasurer	March 1, 2023
Mary Margaret Curry	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nana Banerjee	Non-Executive Chairman	March 1, 2023
Nana Banerjee

/s/ William P. Livek	Non-Executive Vice Chairman	March 1, 2023
William P. Livek

/s/ Itzhak Fisher	Director	March 1, 2023
Itzhak Fisher

/s/ David Kline	Director	March 1, 2023
David Kline

/s/ Pierre-Andre Liduena	Director	March 1, 2023
Pierre-Andre Liduena

/s/ Kathleen Love	Director	March 1, 2023
Kathleen Love

/s/ Marty Patterson	Director	March 1, 2023
Marty Patterson

/s/ Brent D. Rosenthal	Director	March 1, 2023
Brent D. Rosenthal

/s/ Brian Wendling	Director	March 1, 2023
Brian Wendling