Form 10-Q
period 2023-03-31
COMSCORE, INC.
filed 2023-05-10
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 4, 2023, there were 93,494,451 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding the impact on our business of the coronavirus ("COVID-19") pandemic and global measures to mitigate the spread of the virus; expectations regarding our restructuring activities and cost-reduction initiatives; macroeconomic trends that we expect may influence our business, including any recession or changes in consumer behavior resulting from the COVID-19 pandemic; plans for financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with debt and financing covenants, dividend requirements and other payment obligations; expectations regarding enhanced commercial relationships and the development and introduction of new products; potential limitations on our net operating loss carryforwards and other tax assets; regulatory compliance and expected changes in the regulatory or privacy landscape affecting our business; expected impact of contractual disputes, litigation and regulatory proceedings; and plans for growth and future operations, as well as assumptions relating to the foregoing.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-Q regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-Q and elsewhere within this report; those identified within Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022; and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
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
i

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2023	December 31, 2022
(In thousands, except share and par value data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,274	$20,044
Restricted cash	398	398
Accounts receivable, net of allowances of $646 and $798, respectively ($743 and $1,034 of accounts receivable attributable to related parties, respectively)	62,988	68,457
Prepaid expenses and other current assets	15,839	15,922
Total current assets	99,499	104,821
Property and equipment, net	37,160	36,367
Operating right-of-use assets	23,804	23,864
Deferred tax assets	3,575	3,351
Intangible assets, net	10,516	13,327
Goodwill	388,263	387,973
Other non-current assets	10,826	10,883
Total assets	$573,643	$580,586
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($12,449 and $12,090 attributable to related parties, respectively)	$33,694	$29,090
Accrued expenses ($4,892 and $4,297 attributable to related parties, respectively)	36,289	43,393
Contract liabilities ($1,235 and $1,341 attributable to related parties, respectively)	56,868	52,944
Customer advances	11,688	11,527
Current portion of contingent consideration	3,623	7,134
Current operating lease liabilities	7,861	7,639
Warrants liability	2,533	718
Other current liabilities ($11,688 and $7,863 attributable to related parties, respectively)	14,958	12,646
Total current liabilities	167,514	165,091
Non-current operating lease liabilities	28,787	29,588
Non-current portion of accrued data costs ($17,057 and $15,471 attributable to related parties, respectively)	26,882	25,106
Revolving line of credit	16,000	16,000
Deferred tax liabilities	2,719	2,127
Other non-current liabilities	7,078	10,627
Total liabilities	248,980	248,539
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 82,527,609 shares authorized, issued and outstanding as of March 31, 2023 and December 31, 2022; aggregate liquidation preference of $215,688 as of March 31, 2023, and $211,863 as of December 31, 2022 (related parties)	187,885	187,885
Stockholders' equity:
Preferred stock, $0.001 par value; 7,472,391 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued or outstanding as of March 31, 2023 or December 31, 2022	—	—
Common stock, $0.001 par value; 275,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 99,124,324 shares issued and 92,359,528 shares outstanding as of March 31, 2023, and 98,869,738 shares issued and 92,104,942 shares outstanding as of December 31, 2022	92	92
Additional paid-in capital	1,694,378	1,690,783
Accumulated other comprehensive loss	(14,423)	(15,940)
Accumulated deficit	(1,313,285)	(1,300,789)
Treasury stock, at cost, 6,764,796 shares as of March 31, 2023 and December 31, 2022	(229,984)	(229,984)
Total stockholders' equity	136,778	144,162
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$573,643	$580,586

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
Revenues (2)	$91,558	$93,966

Cost of revenues (1) (2) (3)	51,929	52,918
Selling and marketing (1) (3)	17,154	17,166
Research and development (1) (3)	8,919	9,532
General and administrative (1) (3)	13,574	18,117
Amortization of intangible assets	2,811	6,779
Restructuring	998	—
Total expenses from operations	95,385	104,512
Loss from operations	(3,827)	(10,546)
Other (expense) income, net	(1,812)	2,433
(Loss) gain from foreign currency transactions	(1,466)	420
Interest expense, net	(352)	(200)
Loss before income taxes	(7,457)	(7,893)
Income tax provision	(1,214)	(1,383)
Net loss	$(8,671)	$(9,276)
Net loss available to common stockholders:
Net loss	$(8,671)	$(9,276)
Convertible redeemable preferred stock dividends (2)	(3,825)	(3,825)
Total net loss available to common stockholders:	$(12,496)	$(13,101)
Net loss per common share:
Basic and diluted	$(0.13)	$(0.14)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	93,850,266	91,686,733
Comprehensive loss:
Net loss	$(8,671)	$(9,276)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	1,517	(541)
Total comprehensive loss	$(7,154)	$(9,817)

(1) Excludes amortization of intangible assets, which is presented as a separate line item.
(2) Transactions with related parties are included in the line items above as follows (refer to Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information):

	Three Months Ended March 31,
	2023	2022
Revenues	$3,009	$4,412
Cost of revenues	7,707	7,668
Convertible redeemable preferred stock dividends	(3,825)	(3,825)

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$78	$301
Selling and marketing	105	263
Research and development	55	200
General and administrative	879	1,772
Total stock-based compensation expense	$1,117	$2,536
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	82,527,609	$187,885	92,104,942	$92	$1,690,783	$(15,940)	$(1,300,789)	$(229,984)	$144,162
Net loss	—	—	—	—	—	—	(8,671)	—	(8,671)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,825)	—	(3,825)
Restricted stock units distributed	—	—	286,038	—	—	—	—	—	—
Exercise of Common Stock options	—	—	3,000	—	3	—	—	—	3
Payments for taxes related to net share settlement of equity awards	—	—	(34,452)	—	(48)	—	—	—	(48)
Amortization of stock-based compensation	—	—	—	—	879	—	—	—	879
Settlement of restricted stock unit liability	—	—	—	—	2,761	—	—	—	2,761
Foreign currency translation adjustment	—	—	—	—	—	1,517	—	—	1,517
Balance as of March 31, 2023	82,527,609	$187,885	92,359,528	$92	$1,694,378	$(14,423)	$(1,313,285)	$(229,984)	$136,778

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	82,527,609	$187,885	90,407,290	$90	$1,683,883	$(12,098)	$(1,218,715)	$(229,984)	$223,176
Net loss	—	—	—	—	—	—	(9,276)	—	(9,276)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,825)	—	(3,825)
Restricted stock units distributed	—	—	212,246	—	—	—	—	—	—
Exercise of Common Stock options	—	—	86,941	1	102	—	—	—	103
Payments for taxes related to net share settlement of equity awards	—	—	(474)	—	(1)	—	—	—	(1)
Amortization of stock-based compensation	—	—	—	—	1,908	—	—	—	1,908
Settlement of restricted stock unit liability	—	—	—	—	1,719	—	—	—	1,719
Other	—	—	(661)	—	(3)	—	—	—	(3)
Foreign currency translation adjustment	—	—	—	—	—	(541)	—	—	(541)
Balance as of March 31, 2022	82,527,609	$187,885	90,705,342	$91	$1,687,608	$(12,639)	$(1,231,816)	$(229,984)	$213,260
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity and Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating activities:
Net loss	$(8,671)	$(9,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,724	4,191
Amortization of intangible assets	2,811	6,779
Change in fair value of warrants liability	1,815	(2,435)
Non-cash operating lease expense	1,395	1,483
Stock-based compensation expense	1,117	2,536
Deferred tax provision	566	513
Amortization expense of finance leases	429	704
Change in fair value of contingent consideration liability	96	2,348
Other	254	469
Changes in operating assets and liabilities:
Accounts receivable	5,868	7,301
Prepaid expenses and other assets	38	(1,270)
Accounts payable, accrued expenses and other liabilities	(4,914)	(2,288)
Contract liabilities and customer advances	3,540	3,209
Operating lease liabilities	(1,817)	(1,856)
Net cash provided by operating activities	7,251	12,408

Investing activities:
Capitalized internal-use software costs	(5,345)	(3,452)
Purchases of property and equipment	(487)	(347)
Net cash used in investing activities	(5,832)	(3,799)

Financing activities:
Contingent consideration payment at initial value	(1,037)	—
Principal payments on finance leases	(445)	(796)
Other	(174)	48
Net cash used in financing activities	(1,656)	(748)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	467	(86)
Net increase in cash, cash equivalents and restricted cash	230	7,775
Cash, cash equivalents and restricted cash at beginning of period	20,442	22,279
Cash, cash equivalents and restricted cash at end of period	$20,672	$30,054

	As of March 31,
	2023	2022
Cash and cash equivalents	$20,274	$29,629
Restricted cash	398	425
Total cash, cash equivalents and restricted cash	$20,672	$30,054

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of non-cash investing and financing activities:
Convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	$3,825	$3,825
Settlement of restricted stock unit liability	2,761	1,719
Right-of-use assets obtained in exchange for operating lease liabilities	1,239	—
Change in accounts payable and accrued expenses related to capital expenditures	1,113	722
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
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 10-K"). The Condensed Consolidated Results of Operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023 or thereafter. All references to March 31, 2023 and 2022 in the Notes to Condensed Consolidated Financial Statements are unaudited.
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
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of March 31, 2023 because a deemed liquidation event is not considered probable.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability. As of March 31, 2023, the probability of a change of control was determined to be remote and the fair value of the change of control derivative was determined to be negligible.
Warrants Liability
In June 2019, the Company issued warrants to CVI Investments, Inc. ("CVI") in connection with the private placement described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity. The warrants were determined to be freestanding financial instruments that qualify for liability treatment as a result of net cash settlement features associated with a cap on the issuance of shares, under certain circumstances, or upon a change of control. Changes in the fair value of these instruments are recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The fair value of each warrant is estimated utilizing an option pricing model. Significant valuation inputs include the exercise price, price and expected volatility of the Company's Common Stock, risk-free rate, and the remaining term of the warrants. As of March 31, 2023, the probability of a change of control was determined to be remote and did not require an enhancement to the valuation technique.
Other (Expense) Income, Net
Other (expense) income, net represents income and expenses incurred that are generally not recurring in nature or are not part of the Company's normal operations. The following is a summary of the components of other (expense) income, net:

	Three Months Ended March 31,
(In thousands)	2023	2022
Change in fair value of warrants liability	$(1,815)	$2,435
Other	3	(2)
Total other (expense) income, net	$(1,812)	$2,433
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
Basic loss per share is computed by dividing total net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. This includes the effect of vested and deferred stock units granted to members of the Company's Board of Directors ("Board") and certain employees. These awards are expected to be settled in shares of Common Stock and generally distributed upon the earlier of the individual's separation from service or a change of control. Diluted loss per share includes the effect of potential common shares, such as the Company's Preferred Stock, warrants, stock options and restricted stock units, and contingent consideration liability to the extent the effect is dilutive. In periods with a net loss available to common stockholders, the anti-dilutive effect of these potential common shares is excluded and diluted net loss per share is equal to basic net loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Preferred stock (1)	85,708,361	85,708,361
Warrants	5,457,026	5,457,026
Stock options and restricted stock units	5,661,332	4,672,593
Contingent consideration (2)	3,980,488	2,955,326
Total	100,807,207	98,793,306
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period.
(2) A contingent consideration liability was recognized as part of the Company's acquisition of Shareablee, Inc. ("Shareablee") in December 2021. The liability payments may be settled in any combination of cash or shares of Common Stock (at the Company's election) based on the volume-weighted average trading price of the Common Stock for the ten trading days prior to the date of each payment. Settlement of this liability in Common Stock could potentially dilute basic earnings per share in future periods. The Company paid $3.6 million of the total $3.7 million first installment in cash in the first quarter of 2023. The remaining amount of the first installment is expected to be paid in cash in the second quarter of 2023. The Company calculated a potential anti-dilutive share count based on the remaining expected payments totaling $4.9 million and the $1.23 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on March 31, 2023. The Company calculated a potential anti-dilutive share count based on the expected payments totaling $8.6 million and the $2.91 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on March 31, 2022.
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

	Three Months Ended March 31,
(In thousands)	2023	2022
By solution group:
Digital Ad Solutions	$50,447	$53,137
Cross Platform Solutions	41,111	40,829
Total	$91,558	$93,966
By geographical market:
United States	$82,641	$84,082
Europe	4,683	5,207
Latin America	1,720	1,790
Canada	1,421	1,819
Other	1,093	1,068
Total	$91,558	$93,966
By timing of revenue recognition:
Products and services transferred over time	$77,656	$77,944
Products and services transferred at a point in time	13,902	16,022
Total	$91,558	$93,966
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	March 31, 2023	December 31, 2022
Accounts receivable, net	$62,988	$68,457
Current and non-current contract assets	6,540	6,736
Current contract liabilities	56,868	52,944
Current customer advances	11,688	11,527
Non-current contract liabilities	355	887
Significant changes in the current contract liabilities balance are as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenue recognized that was included in the opening contract liabilities balance	$(30,307)	$(34,979)
Cash received or amounts billed in advance and not recognized as revenue	37,070	39,950
Remaining Performance Obligations
As of March 31, 2023, approximately $230 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 39% of these remaining performance obligations during the remainder of 2023, approximately 32% in 2024, and approximately 15% in 2025, with the remainder recognized thereafter.
4.Convertible Redeemable Preferred Stock and Stockholders' Equity
2021 Issuance of Preferred Stock
On March 10, 2021, the Company issued and sold 82,527,609 shares of Preferred Stock in exchange for aggregate gross proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs.
The Preferred Stock is convertible at the option of the holders at any time into shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. As of March 31, 2023, each share of Preferred Stock would have been convertible into 1.057292 shares of Common Stock, with such assumed conversion rate scheduled to return to 1.00 upon payment of accrued dividends on June 30, 2023.
As of March 31, 2023, no shares of Preferred Stock have been converted into Common Stock.
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
2019 Issuance and Sale of Common Stock and Warrants
On June 23, 2019, the Company entered into a Securities Purchase Agreement with CVI, pursuant to which CVI agreed to purchase (i) 2,728,513 shares of Common Stock (the "Initial Shares"), at a price of 7.33 per share and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants, for aggregate gross proceeds of $20.0 million (the "Private Placement"). The Private Placement closed on June 26, 2019 (the "CVI Closing Date"). The Series B-1 Warrants and Series B-2 Warrants expired in 2020.
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
The exercise price for the Series A Warrants is subject to anti-dilution adjustment in certain circumstances, including upon certain issuances of capital stock. Upon the issuance of the Preferred Stock in 2021, the Company adjusted the exercise price of the Series A Warrants from $12.00 to $2.4719 per share, the closing price of the Transactions. On March 15, 2023, the Company granted Common Stock awards to certain non-executive employees valued at $1.01 per share (the closing price of the Common Stock on March 15, 2023) under the Company's annual incentive compensation plan, resulting in a further adjustment of the Series A Warrants exercise price from $2.4719 to $1.01 per share. The estimated fair value of the Series A Warrants immediately after the exercise price adjustment on March 15, 2023 was $1.7 million, reflecting an increase of $1.0 million compared to the value as of December 31, 2022.
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
The estimated fair value of the Series A Warrants as of March 31, 2023 was $2.5 million. Refer to Footnote 6, Fair Value Measurements, for further information.
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
On February 24, 2023, the Company entered into an additional amendment (the "2023 Amendment") to the Revolving Credit Agreement. Among other things, the 2023 Amendment (i) increased the minimum Consolidated EBITDA and Consolidated Asset Coverage Ratio financial covenant requirements under the Revolving Credit Agreement, (ii) modified the measurement periods for certain financial covenants contained in the Revolving Credit Agreement, (iii) introduced a minimum liquidity covenant, and (iv) modified the Applicable Rate definition in the Revolving Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 3.50%.
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
The Revolving Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company was in compliance with the covenants under the amended Revolving Credit Agreement as of March 31, 2023.
The Revolving Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
As of March 31, 2023, the Company had outstanding borrowings of $16.0 million, and issued and outstanding letters of credit of $3.4 million, under the amended Revolving Credit Agreement, with remaining borrowing capacity of $20.6 million.
6.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	March 31, 2023				December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$2,480	$—	$—	$2,480	$2,455	$—	$—	$2,455

Liabilities
Contingent consideration liability (2)	$—	$4,672	$—	$4,672	$—	$8,158	$—	$8,158
Warrants liability (3)	—	—	2,533	2,533	—	—	718	718
Total liabilities	$—	$4,672	$2,533	$7,205	$—	$8,158	$718	$8,876
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The fair value of this liability as of March 31, 2023 and December 31, 2022 is derived from a technique which utilizes market-corroborated inputs that result in classification as a Level 2 fair value measurement as of such date. The non-current portion of the contingent consideration liability is classified within non-current liabilities in the Condensed Consolidated Balance Sheets. The current portion of the contingent consideration liability was $3.6 million and $7.1 million as of March 31, 2023 and December 31, 2022, respectively. The non-current portion of the contingent consideration liability was $1.0 million as of March 31, 2023 and December 31, 2022, respectively.
(3) The fair value of this liability is derived from a technique which utilizes inputs, certain of which are significant and unobservable, that result in classification as a Level 3 fair value measurement. Warrants liability includes only the Series A warrants as of March 31, 2023 and December 31, 2022.
There were no changes to the Company's valuation techniques or methodologies during the three months ended March 31, 2023 or 2022.

The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the three months ended March 31, 2023 and 2022, respectively:

(In thousands)	Warrants Liability
Balance as of December 31, 2022	$718
Total loss recognized due to remeasurement (1)	1,815
Balance as of March 31, 2023	$2,533
(1) The loss on remeasurement of the warrants liability was recorded in other (expense) income, net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(In thousands)	Contingent Consideration Liability (2)	Warrants Liability
Balance as of December 31, 2021	$5,600	$10,520
Total loss (gain) recognized due to remeasurement (1)	2,348	(2,435)
Balance as of March 31, 2022	$7,948	$8,085
(1) The loss due to remeasurement of the contingent consideration liability was recorded in general and administrative expense, and the gain on remeasurement of the warrants liability was recorded in other (expense) income, net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2) The contingent consideration liability was transferred from Level 3 to Level 2 in the second quarter of 2022 due to the resolution of the contingency regarding the amount of consideration payable.
The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed as of March 31, 2023 and December 31, 2022 that are measured at fair value on a recurring basis:

	Fair Value Measurements
	Significant Valuation Technique	Significant Valuation Inputs	March 31, 2023	December 31, 2022
Warrants liability	Option pricing	Stock price	$1.23	$1.16
		Exercise price	$1.01	$2.47
		Volatility	65.0%	65.0%
		Term	1.24 years	1.49 years
		Risk-free rate	4.6%	4.6%
The primary sensitivities in the valuation of the warrants liability are driven by the exercise price, the Common Stock price at the measurement date and the expected volatility of the Common Stock over the remaining term.
7.Accrued Expenses

	As of	As of
(In thousands)	March 31, 2023	December 31, 2022
Accrued data costs	$17,367	$18,515
Payroll and payroll-related	9,791	15,118
Professional fees	2,071	2,410
Restructuring accrual	1,447	1,288
Other	5,613	6,062
Total accrued expenses	$36,289	$43,393
8.Related Party Transactions
Transactions with WPP
As of March 31, 2023 (based on public filings), WPP plc and its affiliates ("WPP") owned 11,319,363 shares of the Company's outstanding Common Stock, representing 12.3% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenues	$2,308	$3,341
Cost of revenues	2,736	2,140

The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	March 31, 2023	December 31, 2022
Assets
Accounts receivable, net	$526	$825
Liabilities
Accounts payable	$2,130	$2,398
Accrued expenses	983	1,108
Contract liabilities	1,035	1,132
Transactions with Charter, Qurate and Pine
Charter, Qurate and Pine each hold 33.3% of the outstanding shares of Preferred Stock, which are entitled to convert into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. As of March 31, 2023 (based on public filings), Pine also owned 2,193,088 shares of the Company's outstanding Common Stock, representing 2.4% of the outstanding Common Stock. In addition, Charter, Qurate and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement
As of March 31, 2023 and December 31, 2022, Charter, Qurate and Pine each owned 27,509,203 shares of the Company's outstanding Preferred Stock. Accrued dividends to the holders of Preferred Stock as of March 31, 2023 and December 31, 2022 were $11.7 million and $7.9 million, respectively. The next scheduled dividend payment date for the Preferred Stock is June 30, 2023.
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
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenues	$485	$726
Cost of revenues	4,971	5,528
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheet:

	As of	As of
(In thousands)	March 31, 2023	December 31, 2022
Accounts payable	$10,319	$9,693
Accrued expenses	3,909	3,189
Non-current portion of accrued data costs	17,057	15,471
The Company recognized revenues of $0.2 million from transactions with Qurate and its affiliates in the normal course of business during the three months ended March 31, 2023 and 2022, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company had no transactions with Pine for the three months ended March 31, 2023 and 2022.
9.Organizational Restructuring
On September 29, 2022, the Company communicated a workforce reduction as part of its broader efforts to improve cost efficiency and better align its operating structure and resources with strategic priorities (collectively, the "Restructuring Plan"). In addition to employee terminations, the Restructuring Plan is expected to include the reallocation of commercial and product development resources; reinvestment in and modernization of key technology platforms; consolidation of data storage and processing activities to reduce the Company's data center footprint; and reduction of other operating expenses, including software and facility costs. The Company may also determine to exit certain activities in certain geographic regions in order to more effectively align resources with business priorities. In connection with the Restructuring Plan, which was authorized by the Board on September 19, 2022, the Company will incur certain exit-related costs. These costs are estimated to range between $10 million and $15 million. The Company expects implementation of the Restructuring Plan, including cash payments, to be substantially complete in the fourth quarter of 2023.

The table below summarizes the activity and balance of the restructuring liability as of March 31, 2023 and December 31, 2022, which is recorded in accrued expenses in the Condensed Consolidated Balance Sheets, and the changes in the accrued amounts for the three months ended March 31, 2023:

(In thousands)	Severance and Related Costs	Other	Total Restructuring
Balance as of December 31, 2022	$1,288	$—	$1,288
Restructuring expense	888	110	998
Payments	(855)	—	(855)
Foreign exchange	16	—	16
Balance as of March 31, 2023	$1,337	$110	$1,447
10.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with multichannel video programming distributors ("MVPDs") and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms of less than one year to eight years. As of March 31, 2023, the total fixed payment obligations related to set-top box and connected television data agreements are $293.5 million and $6.4 million, respectively.
The information set forth below summarizes the contractual obligations, by year, as of March 31, 2023:

(In thousands)
2023 (remaining)	$27,993
2024	29,966
2025	29,756
2026	37,006
2027	37,506
Thereafter	137,699
Total	$299,926
In addition, the Company expects to make variable payments related to a set-top box data agreement totaling an estimated $6.8 million by the end of 2023.
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
Vendor Contract Dispute
In April 2023, the Company received correspondence from counsel to a TV data provider disputing the manner in which payments by the Company to the data provider are calculated under a 2018 data license agreement between the parties. The aggregate amount in dispute for periods through March 31, 2023 is approximately $2.1 million. The Company disagrees with the data provider's interpretation of the license agreement and believes it has a strong position with respect to the calculation of payments during the term. As of March 31, 2023, the Company cannot reasonably estimate the potential loss, if any, that may be incurred in this matter.
Other Matters
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 10-K"), under Item 1A, "Risk Factors" in this 10-Q and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
Overview
We are a global information and analytics company that measures advertising, content, and the consumer audiences of each, across media platforms. We create our products using a global data platform that combines information on digital platforms (connected (Smart) televisions, mobile devices, tablets and computers), TV, direct to consumer applications, and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods enables a common standard for buyers and sellers to transact on advertising. This helps companies across the media ecosystem better understand and monetize their audiences and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include digital publishers, television networks, movie studios, content owners, brand advertisers, agencies and technology providers.
The platforms we measure include televisions, mobile devices, computers, tablets, connected TV devices and movie theaters. The information we analyze crosses geographies, types of content and activities, including websites, mobile and over-the-top applications, video games, television and movie programming, e-commerce and advertising.
Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations and Comprehensive Loss data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2023		2022
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$91,558	100.0%	$93,966	100.0%
Cost of revenues	51,929	56.7%	52,918	56.3%
Selling and marketing	17,154	18.7%	17,166	18.3%
Research and development	8,919	9.7%	9,532	10.1%
General and administrative	13,574	14.8%	18,117	19.3%
Amortization of intangible assets	2,811	3.1%	6,779	7.2%
Restructuring	998	1.1%	—	—%
Total expenses from operations	95,385	104.2%	104,512	111.2%
Loss from operations	(3,827)	(4.2)%	(10,546)	(11.2)%
Other (expense) income, net	(1,812)	(2.0)%	2,433	2.6%
(Loss) gain from foreign currency transactions	(1,466)	(1.6)%	420	0.4%
Interest expense, net	(352)	(0.4)%	(200)	(0.2)%
Loss before income taxes	(7,457)	(8.1)%	(7,893)	(8.4)%
Income tax provision	(1,214)	(1.3)%	(1,383)	(1.5)%
Net loss	$(8,671)	(9.5)%	$(9,276)	(9.9)%

Revenues
Our products and services are organized around solution groups that address customer needs. Accordingly, we evaluate revenues around two solution groups:
•Digital Ad Solutions provide measurement of the behavior and characteristics of audiences across digital platforms, including computers, tablets, mobile and other connected devices. This solution group also includes custom offerings that provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection across digital platforms, including transactional outcome-based measurement driven by our Activation and Comscore Campaign Ratings products.
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
Revenues for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$50,447	55.1%	$53,137	56.5%	$(2,690)	(5.1)%
Cross Platform Solutions	41,111	44.9%	40,829	43.5%	282	0.7%
Total revenues	$91,558	100.0%	$93,966	100.0%	$(2,408)	(2.6)%
Digital Ad Solutions revenue decreased primarily due to lower revenue from our custom digital solutions and other digital products. The decline in custom digital solutions was primarily driven by lower deliverables to multiple customers. We believe that macroeconomic factors (including inflation, rising interest rates and supply chain disruptions) have caused some advertisers to reduce or delay advertising expenditures, impacting demand for certain digital products. We expect this trend to continue as we move through the year.
Cross Platform Solutions revenue increased primarily due to higher local TV and movies revenue, which was offset by lower national TV revenue. Local TV increased due to higher renewals and new business. These increases were offset by lower revenue from national TV due to recognition of revenue for a one-time custom deliverable in the first quarter of 2022.
Cost of Revenues
Cost of revenues consists primarily of expenses related to producing our products, operating our network infrastructure, the recruitment, maintenance and support of our consumer panels and amortization of capitalized fulfillment costs. These expenses include employee costs for salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain MVPD data sets and panel, census-based and other data sets used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment and internally developed software that supports our panels and systems. Additionally, cost of revenues includes allocated overhead, which is comprised of lease expense and other facilities-related costs, and depreciation expense generated by general purpose equipment and software.
Cost of revenues for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Data costs	$18,129	19.8%	$18,047	19.2%	$82	0.5%
Employee costs	9,706	10.6%	10,476	11.1%	(770)	(7.4)%
Systems and bandwidth costs	8,877	9.7%	9,667	10.3%	(790)	(8.2)%
Lease expense and depreciation	5,518	6.0%	5,333	5.7%	185	3.5%
Panel costs	3,922	4.3%	3,737	4.0%	185	5.0%
Professional fees	1,858	2.0%	1,489	1.6%	369	24.8%
Sample and survey costs	1,580	1.7%	1,745	1.9%	(165)	(9.5)%
Technology	1,078	1.2%	1,262	1.3%	(184)	(14.6)%
Royalties and resellers	970	1.1%	921	1.0%	49	5.3%
Other	291	0.3%	241	0.3%	50	20.7%
Total cost of revenues	$51,929	56.7%	$52,918	56.3%	$(989)	(1.9)%

Systems and bandwidth costs decreased primarily due to cloud computing and processing costs attributable to certain custom TV data set deliveries in the first quarter of 2022 that did not recur in 2023. Employee costs decreased primarily due to an increase in employee compensation capitalized in the first quarter of 2023 in relation to capitalized software projects.
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
Selling and marketing expenses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$13,847	15.1%	$14,210	15.1%	$(363)	(2.6)%
Lease expense and depreciation	845	0.9%	946	1.0%	(101)	(10.7)%
Professional fees	788	0.9%	508	0.5%	280	55.1%
Technology	778	0.8%	847	0.9%	(69)	(8.1)%
Other	896	1.0%	655	0.7%	241	36.8%
Total selling and marketing expenses	$17,154	18.7%	$17,166	18.3%	$(12)	(0.1)%
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
Research and development expenses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$6,984	7.5%	$7,455	7.9%	$(471)	(6.3)%
Technology	881	1.0%	991	1.1%	(110)	(11.1)%
Lease expense and depreciation	639	0.7%	714	0.8%	(75)	(10.5)%
Professional fees	256	0.3%	248	0.3%	8	3.2%
Other	159	0.2%	124	0.1%	35	28.2%
Total research and development expenses	$8,919	9.7%	$9,532	10.1%	$(613)	(6.4)%
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
General and administrative expenses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$7,236	7.9%	$8,477	9.0%	$(1,241)	(14.6)%
Professional fees	3,810	4.2%	4,236	4.5%	(426)	(10.1)%
Technology	863	0.9%	840	0.9%	23	2.7%
Lease expense and depreciation	368	0.4%	435	0.5%	(67)	(15.4)%
Other	1,297	1.4%	4,129	4.4%	(2,832)	(68.6)%
Total general and administrative expenses	$13,574	14.8%	$18,117	19.3%	$(4,543)	(25.1)%
Employee costs decreased primarily due to a decrease in stock-based compensation expense. Other expense decreased primarily due to a $2.3 million loss resulting from the change in fair value of contingent consideration in the first quarter of 2022, as compared to a $0.1 million loss in the first quarter of 2023.

Other (Expense) Income, Net
Other (expense) income, net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. The following is a summary of other (expense) income, net for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Change in fair value of warrants liability	$(1,815)	$2,435
Other	3	(2)
Total other (expense) income, net	$(1,812)	$2,433
The change in other (expense) income, net for the three months ended March 31, 2023 as compared to 2022 was largely driven by changes in the fair value of our warrants liability. The loss on the warrants liability for the three months ended March 31, 2023 was primarily due to the exercise price adjustment described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity and an increase in the trading price of our Common Stock during the quarter. The gain on the warrants liability during the three months ended March 31, 2022, was primarily due to a decrease in the trading price of our Common Stock during the quarter.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our senior secured revolving credit agreement (the "Revolving Credit Agreement"), our sale-leaseback agreement, and our finance leases.
We incurred interest expense, net of $0.4 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively.
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
For the three months ended March 31, 2023, the loss from foreign currency transactions was $1.5 million. For the three months ended March 31, 2022, the gain from foreign currency transactions was $0.4 million. The loss during the three months ended March 31, 2023 was primarily driven by fluctuations between the Euro, Chilean Peso and U.S. Dollar exchange rates. The gain during the three months ended March 31, 2022 was primarily driven by fluctuations between the Chilean Peso, Euro and U.S. Dollar exchange rates.
Income Tax Provision
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
For the three months ended March 31, 2023 and 2022, we recorded an income tax provision of $1.2 million and $1.4 million, respectively, resulting in effective tax rates of 16.3% and 17.5%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against our domestic deferred tax assets.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$7,251	$12,408
Net cash used in investing activities	(5,832)	(3,799)
Net cash used in financing activities	(1,656)	(748)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	467	(86)
Net increase in cash, cash equivalents and restricted cash	230	7,775
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

As of March 31, 2023, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $20.7 million (including $0.4 million in restricted cash), cash flows from our operations, and amounts available to us under our Revolving Credit Agreement, as described below.
On May 5, 2021, we entered into the Revolving Credit Agreement with Bank of America N.A. The Revolving Credit Agreement provides a borrowing capacity equal to $40.0 million, which was increased from $25.0 million on February 25, 2022. As of March 31, 2023, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.4 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.6 million.
As of March 31, 2023, accrued dividends for the Preferred Stock totaled $11.7 million. The next scheduled dividend payment date for the Preferred Stock is June 30, 2023.
Macroeconomic Factors
During 2020 and 2021, the COVID-19 pandemic and related government mandates and restrictions had a significant impact on the media, advertising and entertainment industries in which we operate. The pandemic also had an impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. In response to the COVID-19 pandemic, we took actions in 2020 and 2021 to mitigate the liquidity impact, including freezing hiring, exiting non-critical consultants and contractors, terminating or negotiating reductions in vendor agreements and leases, and reducing certain travel, marketing, recruiting and other corporate activities. Although we cannot quantify the impact that the pandemic may have on our business in the future, we saw positive recovery in 2022, including the reopening of theaters in most markets worldwide. At the same time, however, macroeconomic factors such as inflation, rising interest rates, and supply chain disruptions caused some advertisers to reduce or delay advertising expenditures in the second half of 2022. These declines have continued into 2023 and have had a direct impact on demand for our products, particularly those for which we recognize revenue based on impressions used. We expect that softness in the advertising market will continue to affect our business in 2023.
Preferred Stock
On March 10, 2021, in connection with the Securities Purchase Agreements described above, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of March 31, 2023, each share of Preferred Stock was convertible into 1.057292 shares of Common Stock, with such conversion rate scheduled to return to 1.00 upon payment of accrued dividends on June 30, 2023.
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
The amount we are able to borrow under the Revolving Credit Agreement is subject to compliance with financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. Notably, the Revolving Credit Agreement (as amended) contains financial covenants that require us to maintain a minimum Consolidated Asset Coverage Ratio and minimum Liquidity through maturity, minimum Consolidated EBITDA for periods through December 31, 2023, and a minimum Consolidated Fixed Charge Coverage Ratio for periods after December 31, 2023 (each term as defined in the Revolving Credit Agreement). As of March 31, 2023, we were in compliance with our covenants under the Revolving Credit Agreement, and based on our current plans, we do not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement.

As of March 31, 2023, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.4 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.6 million. The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods, and support our working capital position. While we continue to take steps to reduce our outstanding trade payables and improve our working capital position, our liquidity could be negatively affected if we are unable to generate sufficient cash from operations to satisfy outstanding payables and meet our other financial obligations as they come due. Our liquidity could also be negatively affected if we are unable to repay or refinance our outstanding borrowings under the Revolving Credit Agreement upon its maturity in 2024.
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
The exercise price of our Series A Warrants was adjusted in connection with the Transactions in March 2021 and further adjusted in connection with shares issued to non-executive employees under our annual incentive compensation plan in March 2023. For additional information on the Private Placement and the adjustments to our Series A Warrants, refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, stock-based compensation, deferred tax provision, change in the fair value of contingent consideration and warrants liability, and amortization of deferred financing costs.
Net cash provided by operating activities for the three months ended March 31, 2023 was $7.3 million compared to $12.4 million for the three months ended March 31, 2022. The decrease in cash provided by operating activities was partially attributable to a net decrease in cash generated from operating assets and liabilities, with $2.7 million generated for the three months ended March 31, 2023 as compared to $5.1 million for the three months ended March 31, 2022. The lower amount of cash generated from operating assets and liabilities in 2023 is primarily reflective of aged receivables collected in 2022. Other contributors to the decrease in cash provided by operating activities were lower adjustments for amortization, stock-based compensation expense and change in fair value of contingent consideration in 2023 compared to 2022, offset by the change in fair value of our warrants liability.
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
Net cash used in investing activities for the three months ended March 31, 2023 was $5.8 million compared to $3.8 million for the three months ended March 31, 2022. The increase in cash used in investing activities was primarily due to an increase in cash paid for capitalized internally developed software as we increased our focus on product infrastructure and innovation in 2023.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2023 was $1.7 million compared to $0.7 million during the three months ended March 31, 2022. The increase in cash used in financing activities was primarily due to the portion of the first payment of the contingent consideration for the Shareablee acquisition initially recorded at fair value and paid during the three months ended March 31, 2023.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected (Smart) television providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms from one to eight years. As of March 31, 2023, the total fixed payment obligations related to set-top box and connected (Smart) television data agreements are $293.5 million and $6.4 million, respectively. In addition, we expect to make variable payments related to a set-top box data agreement totaling an estimated $6.8 million by the end of 2023.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from one to five years. As of March 31, 2023, the total fixed payment obligation related to these agreements is $48.1 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is one year. As of March 31, 2023, the total fixed payment obligation related to this agreement is $7.0 million.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities and dividend payment obligations, and expenses from ongoing compliance efforts and legal matters. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from repayment of prior debt arrangements and cost-reduction initiatives undertaken by our management, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. We may also be required to raise additional funds in order to repay our Revolving Credit Agreement upon maturity or pay a special dividend to holders of our Preferred Stock, as described above. Our history of net losses, as well as disruption and volatility in global capital and credit markets, could impact our ability to access capital resources on terms acceptable to us or at all. If we issue additional equity securities in order to raise additional funds, pay dividends or for other purposes, further dilution to existing stockholders may occur.
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
Refer to the critical accounting estimates disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2022 10-K for detailed information about the estimates and assumptions that we consider to be the most critical to an understanding of our financial condition and results of operations. These estimates and assumptions involve significant judgments and uncertainties, and actual results in these areas could differ from our estimates.

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
Warrants liability financial instrument risk
As a result of having $2.5 million in liability related to outstanding warrants as of March 31, 2023, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of the warrants is impacted by changes in the market price of our Common Stock.
As of March 31, 2023, a 10% increase in the market price of our Common Stock would result in a $0.5 million increase in the fair value of the Series A Warrants, while a 10% decrease in the market price of our Common Stock would result in a $0.5 million decrease in the fair value of the Series A Warrants.
For further information on our outstanding warrants, refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity.
Interest rate and foreign currency risks
For discussion of the market risk associated with our interest rate and foreign currency risks, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2022 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2023, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Refer to Footnote 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed in Item 1A, "Risk Factors" of our 2022 10-K before you decide whether to invest in our stock. The risks identified below and in our 2022 10-K could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below and in our 2022 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
Our outstanding securities, the stock or securities that we may issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of March 31, 2023, our Preferred Stock was convertible into an aggregate of 87,255,755 shares of Common Stock at the election of the holders. Furthermore, we have reserved 5,457,026 shares of Common Stock for issuance pursuant to our Series A Warrants, which are subject to adjustment upon certain issuances of capital stock. We have also issued 8,066,876 shares of Common Stock for distribution to the selling stockholders of Shareablee (which we acquired in December 2021), and we may elect to pay any deferred consideration due to the Shareablee sellers in 2023 and 2024 in shares of Common Stock. In addition, we have proposed that our stockholders adopt an amendment to the Certificate of Designations of our Preferred Stock to permit payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock (which would be convertible into shares of Common Stock) or a combination thereof.
As of March 31, 2023, 2,241,980 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 7,182,468 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including assumed Shareablee awards and an employment inducement award we granted in 2021), 158,489 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan ("2018 Plan") and 178,832 shares of Common Stock were available for future equity awards under our acquired Shareablee plan. Additionally, we have proposed that our stockholders approve an amendment to the 2018 Plan to increase the number of shares available for grant under the 2018 Plan by 10,000,000.
The issuance of shares of Common Stock (i) upon the conversion of or payment of dividends on our Preferred Stock, (ii) upon the exercise of warrants, (iii) as deferred consideration to the Shareablee sellers, (iv) pursuant to outstanding and future equity awards, or (v) upon the conversion of other existing or future convertible securities, may result in substantial dilution to each of our stockholders by reducing that stockholder's percentage ownership of our outstanding Common Stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2023
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

10.1
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
May 9, 2023