Form 10-Q
period 2023-06-30
COMSCORE, INC.
filed 2023-08-09
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 3, 2023, there were 95,086,334 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding the impact on our business of the coronavirus ("COVID-19") pandemic and global measures to mitigate the spread of the virus; expectations regarding our restructuring activities and cost-reduction initiatives; macroeconomic trends that we expect may influence our business, including any recession or changes in consumer behavior resulting from the COVID-19 pandemic; plans for financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with debt and financing covenants, dividend requirements and other payment obligations; expectations regarding enhanced commercial relationships and the development and introduction of new products; potential limitations on our net operating loss carryforwards and other tax assets; regulatory compliance and expected changes in the regulatory or privacy landscape affecting our business; compliance with Nasdaq continued listing standards; expected impact of contractual disputes, litigation and regulatory proceedings; and plans for growth and future operations, as well as assumptions relating to the foregoing.
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
i

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2023	December 31, 2022
(In thousands, except share and par value data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,657	$20,044
Restricted cash	398	398
Accounts receivable, net of allowances of $864 and $798, respectively ($675 and $1,034 of accounts receivable attributable to related parties, respectively)	54,404	68,457
Prepaid expenses and other current assets	13,852	15,922
Total current assets	91,311	104,821
Property and equipment, net	37,835	36,367
Operating right-of-use assets	22,721	23,864
Deferred tax assets	3,479	3,351
Intangible assets, net	9,716	13,327
Goodwill	344,066	387,973
Other non-current assets	10,350	10,883
Total assets	$519,478	$580,586
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($14,103 and $12,090 attributable to related parties, respectively)	$31,354	$29,090
Accrued expenses ($4,372 and $4,297 attributable to related parties, respectively)	38,237	43,393
Contract liabilities ($1,026 and $1,341 attributable to related parties, respectively)	52,737	52,944
Revolving line of credit	16,000	—
Accrued dividends (related parties)	15,559	7,863
Customer advances	9,567	11,527
Current portion of contingent consideration	3,648	7,134
Current operating lease liabilities	8,053	7,639
Warrants liability	945	718
Other current liabilities	2,255	4,783
Total current liabilities	178,355	165,091
Non-current operating lease liabilities	26,990	29,588
Non-current portion of accrued data costs ($18,855 and $15,471 attributable to related parties, respectively)	28,918	25,106
Non-current revolving line of credit	—	16,000
Deferred tax liabilities	1,418	2,127
Other non-current liabilities	7,128	10,627
Total liabilities	242,809	248,539
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 100,000,000 shares authorized and 82,527,609 shares issued and outstanding as of June 30, 2023 and 82,527,609 shares authorized, issued and outstanding as of December 31, 2022; aggregate liquidation preference of $219,559 as of June 30, 2023, and $211,863 as of December 31, 2022 (related parties)	187,885	187,885
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2023 and 7,472,391 shares authorized as of December 31, 2022; no shares issued or outstanding as of June 30, 2023 or December 31, 2022	—	—
Common stock, $0.001 par value; 275,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 101,851,130 shares issued and 95,086,334 shares outstanding as of June 30, 2023, and 98,869,738 shares issued and 92,104,942 shares outstanding as of December 31, 2022	95	92
Additional paid-in capital	1,695,281	1,690,783
Accumulated other comprehensive loss	(14,542)	(15,940)
Accumulated deficit	(1,362,066)	(1,300,789)
Treasury stock, at cost, 6,764,796 shares as of June 30, 2023 and December 31, 2022	(229,984)	(229,984)
Total stockholders' equity	88,784	144,162
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$519,478	$580,586

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues (2)	$93,684	$91,434	$185,242	$185,400

Cost of revenues (1) (2) (3)	52,958	51,467	104,887	104,385
Selling and marketing (1) (3)	17,036	17,485	34,190	34,651
Research and development (1) (3)	8,790	9,917	17,709	19,449
General and administrative (1) (3)	13,274	17,103	26,848	35,220
Impairment of goodwill	44,100	—	44,100	—
Restructuring	4,104	—	5,102	—
Amortization of intangible assets	801	6,772	3,612	13,551
Total expenses from operations	141,063	102,744	236,448	207,256
Loss from operations	(47,379)	(11,310)	(51,206)	(21,856)
Other income (expense), net	1,609	4,557	(203)	6,990
(Loss) gain from foreign currency transactions	(168)	2,527	(1,634)	2,947
Interest expense, net	(363)	(176)	(715)	(376)
Loss before income taxes	(46,301)	(4,402)	(53,758)	(12,295)
Income tax benefit (provision)	1,392	(648)	178	(2,031)
Net loss	$(44,909)	$(5,050)	$(53,580)	$(14,326)
Net loss available to common stockholders:
Net loss	$(44,909)	$(5,050)	$(53,580)	$(14,326)
Convertible redeemable preferred stock dividends (2)	(3,872)	(3,868)	(7,697)	(7,693)
Total net loss available to common stockholders:	$(48,781)	$(8,918)	$(61,277)	$(22,019)
Net loss per common share:
Basic and diluted	$(0.51)	$(0.10)	$(0.65)	$(0.24)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	95,528,637	92,405,250	94,690,383	92,048,120
Comprehensive loss:
Net loss	$(44,909)	$(5,050)	$(53,580)	$(14,326)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(119)	(4,544)	1,398	(5,085)
Total comprehensive loss	$(45,028)	$(9,594)	$(52,182)	$(19,411)

(1) Excludes amortization of intangible assets, which is presented as a separate line item.
(2) Transactions with related parties are included in the line items above as follows (refer to Footnote 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$2,937	$4,186	$5,946	$8,598
Cost of revenues	7,366	7,773	15,073	15,441
Convertible redeemable preferred stock dividends	(3,872)	(3,868)	(7,697)	(7,693)

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$244	$421	$322	$722
Selling and marketing	210	409	315	672
Research and development	193	311	248	511
General and administrative	1,014	2,121	1,893	3,893
Total stock-based compensation expense	$1,661	$3,262	$2,778	$5,798
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	82,527,609	$187,885	92,104,942	$92	$1,690,783	$(15,940)	$(1,300,789)	$(229,984)	$144,162
Net loss	—	—	—	—	—	—	(8,671)	—	(8,671)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,825)	—	(3,825)
Restricted stock units distributed	—	—	286,038	—	—	—	—	—	—
Exercise of Common Stock options	—	—	3,000	—	3	—	—	—	3
Payments for taxes related to net share settlement of equity awards	—	—	(34,452)	—	(48)	—	—	—	(48)
Amortization of stock-based compensation	—	—	—	—	879	—	—	—	879
Settlement of restricted stock unit liability	—	—	—	—	2,761	—	—	—	2,761
Foreign currency translation adjustment	—	—	—	—	—	1,517	—	—	1,517
Balance as of March 31, 2023	82,527,609	$187,885	92,359,528	$92	$1,694,378	$(14,423)	$(1,313,285)	$(229,984)	$136,778
Net loss	—	—	—	—	—	—	(44,909)	—	(44,909)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,872)	—	(3,872)
Restricted stock units distributed	—	—	2,735,991	3	—	—	—	—	3
Payments for taxes related to net share settlement of equity awards	—	—	(9,185)	—	(12)	—	—	—	(12)
Amortization of stock-based compensation	—	—	—	—	915	—	—	—	915
Foreign currency translation adjustment	—	—	—	—	—	(119)	—	—	(119)
Balance as of June 30, 2023	82,527,609	$187,885	95,086,334	$95	$1,695,281	$(14,542)	$(1,362,066)	$(229,984)	$88,784

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	82,527,609	$187,885	90,407,290	$90	$1,683,883	$(12,098)	$(1,218,715)	$(229,984)	$223,176
Net loss	—	—	—	—	—	—	(9,276)	—	(9,276)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,825)	—	(3,825)
Restricted stock units distributed	—	—	212,246	—	—	—	—	—	—
Exercise of Common Stock options	—	—	86,941	1	102	—	—	—	103
Payments for taxes related to net share settlement of equity awards	—	—	(474)	—	(1)	—	—	—	(1)
Amortization of stock-based compensation	—	—	—	—	1,908	—	—	—	1,908
Settlement of restricted stock unit liability	—	—	—	—	1,719	—	—	—	1,719
Foreign currency translation adjustment	—	—	—	—	—	(541)	—	—	(541)
Other	—	—	(661)	—	(3)	—	—	—	(3)
Balance as of March 31, 2022	82,527,609	$187,885	90,705,342	$91	$1,687,608	$(12,639)	$(1,231,816)	$(229,984)	$213,260
Net loss	—	—	—	—	—	—	(5,050)	—	(5,050)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,868)	—	(3,868)
Restricted stock units distributed	—	—	958,594	1	—	—	—	—	1
Exercise of Common Stock options	—	—	745	—	—	—	—	—	—
Payment for taxes related to net share settlement of equity awards	—	—	(12,646)	—	(23)	—	—	—	(23)
Amortization of stock-based compensation	—	—	—	—	2,011	—	—	—	2,011
Foreign currency translation adjustment	—	—	—	—	—	(4,544)	—	—	(4,544)
Other	—	—	121,357	—	—	—	—	—	—
Balance as of June 30, 2022	82,527,609	$187,885	91,773,392	$92	$1,689,596	$(17,183)	$(1,240,734)	$(229,984)	$201,787
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity and Footnote 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Operating activities:
Net loss	$(53,580)	$(14,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	44,100	—
Depreciation	9,593	8,356
Amortization of intangible assets	3,612	13,551
Non-cash operating lease expense	2,847	2,990
Stock-based compensation expense	2,778	5,798
Amortization expense of finance leases	849	1,360
Deferred tax (benefit) provision	(675)	781
Change in fair value of warrants liability	227	(6,995)
Change in fair value of contingent consideration liability	155	2,403
Other	860	1,128
Changes in operating assets and liabilities:
Accounts receivable	14,301	14,413
Prepaid expenses and other assets	2,093	(2,278)
Accounts payable, accrued expenses and other liabilities	(4,094)	2,544
Contract liabilities and customer advances	(3,070)	(1,642)
Operating lease liabilities	(3,778)	(3,850)
Net cash provided by operating activities	16,218	24,233

Investing activities:
Capitalized internal-use software costs	(10,884)	(7,587)
Purchases of property and equipment	(1,122)	(669)
Net cash used in investing activities	(12,006)	(8,256)

Financing activities:
Contingent consideration payment at initial value	(1,037)	—
Principal payments on finance leases	(888)	(1,456)
Payments for dividends on convertible redeemable preferred stock (1)	—	(15,512)
Other	(254)	(21)
Net cash used in financing activities	(2,179)	(16,989)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	580	(1,208)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,613	(2,220)
Cash, cash equivalents and restricted cash at beginning of period	20,442	22,279
Cash, cash equivalents and restricted cash at end of period	$23,055	$20,059
(1) Transactions for this line item were exclusively with related parties (refer to Footnote 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

	As of June 30,
	2023	2022
Cash and cash equivalents	$22,657	$19,634
Restricted cash	398	425
Total cash, cash equivalents and restricted cash	$23,055	$20,059

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of non-cash investing and financing activities:
Convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	$7,697	$—
Settlement of restricted stock unit liability	2,761	1,719
Right-of-use assets obtained in exchange for operating lease liabilities	1,239	—
Change in accounts payable and accrued expenses related to capital expenditures	722	979
Right-of-use assets obtained in exchange for finance lease liabilities	—	1,106
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
Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM"). The Company's CODM is its Chief Executive Officer ("CEO"), who decides how to allocate resources and assess performance. The Company has one operating segment. A single management team reports to the CODM, who manages the entire business. The Company's CODM reviews consolidated results of operations to make decisions, allocate resources and assess performance and does not evaluate the profit or loss from any separate geography or product line.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, accrued dividends have been separated from other current liabilities on the Condensed Consolidated Balance Sheets.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 10-K"). The Condensed Consolidated Results of Operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023 or thereafter. All references to June 30, 2023 and 2022 in the Notes to Condensed Consolidated Financial Statements are unaudited.
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
Goodwill
The Company tests goodwill for impairment annually during the fourth quarter as of October 1, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.
The Company has a single reporting unit. Accordingly, the impairment assessment for goodwill is performed at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative evaluation is an assessment of factors, including operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not that the fair value of the reporting unit is less than the respective carrying amount, including goodwill. If the Company chooses not to complete a qualitative assessment or if the initial assessment indicates that it is more likely than not that the carrying value of the reporting unit exceeds its estimated fair value, additional quantitative testing is required.
The fair value of the reporting unit is determined utilizing a discounted cash flow model, and a market value approach is utilized to supplement the discounted cash flow model. The estimated fair value of a reporting unit is determined based on assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment charge.
The Company monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions.
As of June 30, 2023, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the decline in the Company's stock price and market capitalization among other factors. The Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $44.1 million non-cash impairment charge.
For further information refer to Footnote 4, Goodwill.
Preferred Stock
In January 2021, the Company entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. (together with its affiliate Qurate SCOR, LLC, "Qurate") and Pine Investor, LLC ("Pine") (the "Securities Purchase Agreements") for the issuance and sale of shares of Series B Convertible Preferred Stock, par value $0.001 ("Preferred Stock") described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. The issuance of the Preferred Stock pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021.
On May 16, 2023, Qurate sold 27,509,203 shares of Preferred Stock to Liberty Broadband Corporation ("Liberty") in a privately negotiated transaction.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of June 30, 2023 because a deemed liquidation event is not considered probable.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability. As of June 30, 2023, the probability of a change of control was determined to be remote and the fair value of the change of control derivative was determined to be negligible.
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
The fair value of each warrant is estimated utilizing an option pricing model. Significant valuation inputs include the exercise price, price and expected volatility of the Company's Common Stock, risk-free rate, and the remaining term of the warrants. As of June 30, 2023, the probability of a change of control was determined to be remote and did not require an enhancement to the valuation technique.

Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of the Company's normal operations. The following is a summary of the components of other income (expense), net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Change in fair value of warrants liability	$1,588	$4,560	$(227)	$6,995
Other	21	(3)	24	(5)
Total other income (expense), net	$1,609	$4,557	$(203)	$6,990
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
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Preferred stock (1)	87,255,753	87,255,753	85,708,361	85,708,361
Warrants	5,457,026	5,457,026	5,457,026	5,457,026
Stock options and restricted stock units	6,291,041	4,461,988	5,977,191	4,566,611
Contingent consideration (2)	6,044,444	4,174,757	6,044,444	4,174,757
Total	105,048,264	101,349,524	103,187,022	99,906,755
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period.
(2) A contingent consideration liability was recognized as part of the Company's acquisition of Shareablee, Inc. ("Shareablee") in December 2021. The liability payments may be settled in any combination of cash or shares of Common Stock (at the Company's election) based on the volume-weighted average trading price of the Common Stock for the ten trading days prior to the date of each payment. Settlement of this liability in Common Stock could potentially dilute basic earnings per share in future periods. The Company paid $3.6 million of the total $3.7 million first installment in cash through the second quarter of 2023. The remaining amount of the first installment will be settled in cash and is therefore excluded from Common Stock equivalents herein. The Company calculated a potential anti-dilutive share count based on the remaining expected payments totaling $4.9 million and the $0.81 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on June 30, 2023. The Company calculated a potential anti-dilutive share count based on the expected payments totaling $8.6 million and the $2.06 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on June 30, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
By solution group:
Digital Ad Solutions	$52,649	$51,630	$103,096	$104,767
Cross Platform Solutions	41,035	39,804	82,146	80,633
Total	$93,684	$91,434	$185,242	$185,400
By geographical market:
United States	$84,999	$81,631	$167,640	$165,713
Europe	4,545	4,475	9,228	9,682
Latin America	1,705	2,136	3,425	3,926
Canada	1,420	2,174	2,841	3,993
Other	1,015	1,018	2,108	2,086
Total	$93,684	$91,434	$185,242	$185,400
By timing of revenue recognition:
Products and services transferred over time	$78,968	$76,738	$156,624	$154,682
Products and services transferred at a point in time	14,716	14,696	28,618	30,718
Total	$93,684	$91,434	$185,242	$185,400
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	June 30, 2023	December 31, 2022
Accounts receivable, net	$54,404	$68,457
Current and non-current contract assets	6,149	6,736
Current contract liabilities	52,737	52,944
Current customer advances	9,567	11,527
Non-current contract liabilities	110	887
Significant changes in the current contract liabilities balance are as follows:

	Six Months Ended June 30,
(In thousands)	2023	2022
Revenue recognized that was included in the opening contract liabilities balance	$(41,009)	$(43,405)
Cash received or amounts billed in advance and not recognized as revenue	40,832	44,740
Remaining Performance Obligations
As of June 30, 2023, approximately $220 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 28% of these remaining performance obligations during the remainder of 2023, approximately 39% in 2024, and approximately 18% in 2025, with the remainder recognized thereafter.
4.Goodwill
The Company tests goodwill for impairment annually during the fourth quarter as of October 1, or more frequently when events or changes in circumstances indicate that fair value is below carrying value. As of June 30, 2023, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the decline in the Company's stock price and market capitalization, among other factors. The Company performed quantitative testing on its reporting unit using a discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs, supported by a market approach. The Company relied in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis.
The Company's reporting unit did not pass the goodwill impairment test, and as a result the Company recorded a $44.1 million impairment charge for the three months ended June 30, 2023.

The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2021	$435,711
Translation adjustments	(1,438)
Impairment charge	(46,300)
Balance as of December 31, 2022	$387,973
Translation adjustments	193
Impairment charge	(44,100)
Balance as of June 30, 2023	$344,066
5.Convertible Redeemable Preferred Stock and Stockholders' Equity
2021 Issuance of Preferred Stock
On March 10, 2021, the Company issued and sold 82,527,609 shares of Preferred Stock in exchange for aggregate gross proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs.
The Preferred Stock is convertible at the option of the holders at any time into shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. As of June 30, 2023, each share of Preferred Stock would have been convertible into 1.076270 shares of Common Stock, with such assumed conversion rate scheduled to return to 1.00 upon payment of accrued dividends.
As of June 30, 2023, no shares of Preferred Stock have been converted into Common Stock.
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
At an annual meeting of stockholders of the Company held on June 15, 2023 (the "Annual Meeting"), the Company's stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof. On the same date, each holder of Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by the Company on that date (the "Waivers"), and the Company's Board of Directors elected to defer the June 30, 2023 payment. Under the Waivers and the Certificate of Designations governing the Preferred Stock, the deferred dividends will accrue and accumulate at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023 subject to certain conditions. As of June 30, 2023, accrued dividends for the Preferred Stock totaled $15.6 million.
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
The estimated fair value of the Series A Warrants as of June 30, 2023 was $0.9 million. Refer to Footnote 7, Fair Value Measurements, for further information.
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
The Revolving Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company was in compliance with the covenants under the amended Revolving Credit Agreement as of June 30, 2023.
The Revolving Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
As of June 30, 2023, the Company had outstanding borrowings of $16.0 million, and issued and outstanding letters of credit of $3.4 million, under the amended Revolving Credit Agreement, with remaining borrowing capacity of $20.6 million. During the three months ended June 30, 2023, the Company reclassified the outstanding borrowings to current liabilities from non-current liabilities as the facility matures in May 2024.

7.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	June 30, 2023				December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$109	$—	$—	$109	$2,455	$—	$—	$2,455

Liabilities
Contingent consideration liability (2)	$—	$4,701	$—	$4,701	$—	$8,158	$—	$8,158
Warrants liability (3)	—	—	945	945	—	—	718	718
Total liabilities	$—	$4,701	$945	$5,646	$—	$8,158	$718	$8,876
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The fair value of this liability as of June 30, 2023 and December 31, 2022 is derived from a technique which utilizes market-corroborated inputs that result in classification as a Level 2 fair value measurement as of such date. The non-current portion of the contingent consideration liability is classified within non-current liabilities in the Condensed Consolidated Balance Sheets. The current portion of the contingent consideration liability was $3.6 million and $7.1 million as of June 30, 2023 and December 31, 2022, respectively. The non-current portion of the contingent consideration liability was $1.1 million as of June 30, 2023 and $1.0 million as of December 31, 2022.
(3) The fair value of this liability is derived from a technique which utilizes inputs, certain of which are significant and unobservable, that result in classification as a Level 3 fair value measurement. Warrants liability includes only the Series A warrants as of June 30, 2023 and December 31, 2022.
The elimination of the option pricing model used to value the contingent consideration liability reflected a change in the Company's valuation technique during the three and six months ended June 30, 2022. There were no changes to the Company's valuation techniques or methodologies during the three and six months ended June 30, 2023.
The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the six months ended June 30, 2023 and 2022, respectively:

(In thousands)	Warrants Liability
Balance as of December 31, 2022	$718
Total loss recognized due to remeasurement (1)	227
Balance as of June 30, 2023	$945
(1) The loss on remeasurement of the warrants liability was recorded in other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
(2) The contingent consideration liability was transferred from Level 3 to Level 2 at the beginning of the second quarter of 2022 due to the resolution of the contingency regarding the amount of consideration payable.
The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed as of June 30, 2023 and December 31, 2022 that are measured at fair value on a recurring basis:

	Fair Value Measurements
	Significant Valuation Technique	Significant Valuation Inputs	June 30, 2023	December 31, 2022
Warrants liability	Option pricing	Stock price	$0.81	$1.16
		Exercise price	$1.01	$2.47
		Volatility	70.0%	65.0%
		Term	0.99 years	1.49 years
		Risk-free rate	5.4%	4.6%
The primary sensitivities in the valuation of the warrants liability are driven by the exercise price, the Common Stock price at the measurement date and the expected volatility of the Common Stock over the remaining term.

Fair Value Measurements on a Nonrecurring Basis
For the three months ended June 30, 2023, the Company recorded a goodwill impairment charge of $44.1 million. Refer to Footnote 4, Goodwill for further details. The remeasurement of goodwill is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit's estimated fair value. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record additional non-cash impairment charges.
8.Accrued Expenses

	As of	As of
(In thousands)	June 30, 2023	December 31, 2022
Accrued data costs	$17,800	$18,515
Payroll and payroll-related	10,898	15,118
Professional fees	1,955	2,410
Restructuring accrual	3,284	1,288
Other	4,300	6,062
Total accrued expenses	$38,237	$43,393
9.Related Party Transactions
Transactions with WPP
As of June 30, 2023 (based on public filings), WPP plc and its affiliates ("WPP") owned 11,319,363 shares of the Company's outstanding Common Stock, representing 11.9% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues	$2,116	$3,369	$4,424	$6,710
Cost of revenues	2,387	2,234	5,123	4,374
The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	June 30, 2023	December 31, 2022
Assets
Accounts receivable, net	$457	$825
Liabilities
Accounts payable	$2,090	$2,398
Accrued expenses	1,030	1,108
Contract liabilities	728	1,132
Transactions with Charter, Qurate, Liberty and Pine
Through May 15, 2023, Charter, Qurate, and Pine each held 33.3% of the outstanding shares of Preferred Stock. On May 16, 2023, Qurate sold its Preferred Stock to Liberty, and as of June 30, 2023, Charter, Liberty and Pine each hold 33.3% of the outstanding shares of Preferred Stock. Charter, Liberty and Pine are entitled to convert the Preferred Stock into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. As of June 30, 2023 (based on public filings), Pine also owned 2,193,088 shares of the Company's outstanding Common Stock, representing 2.3% of the outstanding Common Stock. In addition, Charter, Liberty and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement.
At the Annual Meeting on June 15, 2023, the Company's stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof. On the same date, each holder of Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by the Company on that date. The deferred dividends will accrue at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023 subject to certain conditions.

As of June 30, 2023, Charter, Liberty and Pine each owned 27,509,203 shares of Preferred Stock. As of June 30, 2023, total accrued dividends to the holders of Preferred Stock were $15.6 million.
As of December 31, 2022, Charter, Qurate and Pine each owned 27,509,203 shares of Preferred Stock. Accrued dividends to the holders of Preferred Stock as of December 31, 2022 were $7.9 million.
Concurrent with the closing of the Transactions on March 10, 2021, the Company entered into a ten-year Data License Agreement ("DLA") with Charter Communications Operating, LLC ("Charter Operating"), an affiliate of Charter. Under the DLA, Charter Operating will bill the Company for license fees according to a payment schedule that gradually increases from $10.0 million in the first year of the term to $32.3 million in the tenth year of the term. The Company recognizes expense for the license fees ratably over the term. On November 6, 2022, the Company and Charter Operating entered into an amendment to the DLA, pursuant to which the Company will receive license fee credits totaling $7.0 million. In June 2023, the Company exchanged correspondence with counsel to Charter Operating regarding Charter Operating's compliance with certain terms of the DLA. In response, Charter Operating denied the Company's concerns and notified the Company of alleged breaches of the DLA by the Company. Charter Operating demanded that the Company cure the alleged breaches and pay outstanding balances to Charter Operating by August 6, 2023. If either party were to terminate the DLA, all amounts then due to Charter Operating would be immediately due and payable, and Charter Operating could seek liquidated damages as set forth in the DLA. To date, however, neither party has indicated that it intends to terminate the DLA, and the parties are discussing a resolution to the matter.
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues	$514	$546	$999	$1,272
Cost of revenues	4,979	5,539	9,950	11,067
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheet:

	As of	As of
(In thousands)	June 30, 2023	December 31, 2022
Accounts payable	$12,013	$9,693
Accrued expenses	3,342	3,189
Non-current portion of accrued data costs	18,855	15,471
The Company recognized revenues of $0.2 million during the three months ended June 30, 2023 and 2022, and $0.4 million during the six months ended June 30, 2023 and 2022 from transactions with Qurate and its affiliates in the normal course of business as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company had no transactions with Liberty and Pine for the three and six months ended June 30, 2023 and 2022.
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
The table below summarizes the activity and balance of the restructuring liability as of June 30, 2023 and December 31, 2022, which is recorded in accrued expenses in the Condensed Consolidated Balance Sheets, and the changes in the accrued amounts for the six months ended June 30, 2023:

(In thousands)	Severance and Related Costs	Other	Total Restructuring
Balance as of December 31, 2022	$1,288	$—	$1,288
Restructuring expense	4,661	441	5,102
Payments	(2,691)	(370)	(3,061)
Foreign exchange	(44)	—	(44)
Balance as of June 30, 2023	$3,214	$71	$3,285

11.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with multichannel video programming distributors ("MVPDs") and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms of less than one year to eight years. As of June 30, 2023, the total fixed payment obligations related to set-top box and connected television data agreements are $286.0 million and $4.4 million, respectively.
The information set forth below summarizes the contractual obligations, by year, as of June 30, 2023:

(In thousands)
2023 (remaining)	$18,490
2024	29,966
2025	29,756
2026	37,006
2027	37,506
Thereafter	137,699
Total	$290,423
In addition, the Company expects to make variable payments related to a set-top box data agreement totaling an estimated $4.5 million by the end of 2023.
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
Vendor Contract Dispute
In April 2023, the Company received correspondence from counsel to a TV data provider disputing the manner in which payments by the Company to the data provider are calculated under a 2018 data license agreement between the parties. The aggregate amount in dispute for periods through June 30, 2023 is approximately $2.9 million. The Company disagrees with the data provider's interpretation of the license agreement and believes it has a strong position with respect to the calculation of payments during the term. As of June 30, 2023, the Company cannot reasonably estimate the potential loss, if any, that may be incurred in this matter.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$93,684	100.0%	$91,434	100.0%	$185,242	100.0%	$185,400	100.0%
Cost of revenues	52,958	56.5%	51,467	56.3%	104,887	56.6%	104,385	56.3%
Selling and marketing	17,036	18.2%	17,485	19.1%	34,190	18.5%	34,651	18.7%
Research and development	8,790	9.4%	9,917	10.8%	17,709	9.6%	19,449	10.5%
General and administrative	13,274	14.2%	17,103	18.7%	26,848	14.5%	35,220	19.0%
Impairment of goodwill	44,100	47.1%	—	—%	44,100	23.8%	—	—%
Restructuring	4,104	4.4%	—	—%	5,102	2.8%	—	—%
Amortization of intangible assets	801	0.9%	6,772	7.4%	3,612	1.9%	13,551	7.3%
Total expenses from operations	141,063	150.6%	102,744	112.4%	236,448	127.6%	207,256	111.8%
Loss from operations	(47,379)	(50.6)%	(11,310)	(12.4)%	(51,206)	(27.6)%	(21,856)	(11.8)%
Other income (expense), net	1,609	1.7%	4,557	5.0%	(203)	(0.1)%	6,990	3.8%
(Loss) gain from foreign currency transactions	(168)	(0.2)%	2,527	2.8%	(1,634)	(0.9)%	2,947	1.6%
Interest expense, net	(363)	(0.4)%	(176)	(0.2)%	(715)	(0.4)%	(376)	(0.2)%
Loss before income taxes	(46,301)	(49.4)%	(4,402)	(4.8)%	(53,758)	(29.0)%	(12,295)	(6.6)%
Income tax benefit (provision)	1,392	1.5%	(648)	(0.7)%	178	0.1%	(2,031)	(1.1)%
Net loss	$(44,909)	(47.9)%	$(5,050)	(5.5)%	$(53,580)	(28.9)%	$(14,326)	(7.7)%

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
Revenues for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$52,649	56.2%	$51,630	56.5%	$1,019	2.0%
Cross Platform Solutions	41,035	43.8%	39,804	43.5%	1,231	3.1%
Total revenues	$93,684	100.0%	$91,434	100.0%	$2,250	2.5%
Digital Ad Solutions revenue increased primarily due to higher usage of our Activation product, as well as an increase in certain custom digital product deliveries to multiple customers. These increases were partially offset by lower revenue from our syndicated digital products primarily driven by lower renewals.
Cross Platform Solutions revenue increased primarily due to higher local TV from renewals and new business, partially offset by lower national TV revenue due to lower renewals. Movies revenue also increased from the continued return of consumers to theaters in markets worldwide.
Revenues for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$103,096	55.7%	$104,767	56.5%	$(1,671)	(1.6)%
Cross Platform Solutions	82,146	44.3%	80,633	43.5%	1,513	1.9%
Total revenues	$185,242	100.0%	$185,400	100.0%	$(158)	(0.1)%
Digital Ad Solutions revenue decreased primarily due to lower revenue from our syndicated digital products and certain custom digital products. The decline in syndicated digital revenue was primarily due to lower renewals. These decreases were offset by an increase in Activation revenue driven by higher usage from multiple customers.
Cross Platform Solutions revenue increased primarily due to higher local TV and movies revenues, offset by lower national TV revenue. Local TV increased due to higher renewals and new business. Our movies revenue increased primarily due to the continued return of consumers to theaters in markets worldwide. These increases were offset by lower revenue from national TV due to lower renewals and a one-time custom deliverable in the first quarter of 2022.
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

Cost of revenues for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Data costs	$18,078	19.2%	$18,933	20.7%	$(855)	(4.5)%
Systems and bandwidth costs	10,321	11.0%	7,210	7.9%	3,111	43.1%
Employee costs	9,910	10.6%	10,745	11.8%	(835)	(7.8)%
Lease expense and depreciation	5,507	5.9%	5,297	5.8%	210	4.0%
Panel costs	3,539	3.8%	3,696	4.0%	(157)	(4.2)%
Professional fees	1,707	1.8%	1,418	1.6%	289	20.4%
Sample and survey costs	1,646	1.8%	1,879	2.1%	(233)	(12.4)%
Technology	1,023	1.1%	1,301	1.4%	(278)	(21.4)%
Royalties and resellers	960	1.0%	705	0.8%	255	36.2%
Other	267	0.3%	283	0.3%	(16)	(5.7)%
Total cost of revenues	$52,958	56.5%	$51,467	56.3%	$1,491	2.9%
Systems and bandwidth costs increased primarily due to cloud computing and processing costs attributable to certain custom TV data set deliveries.
Cost of revenues for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Data costs	$36,207	19.6%	$36,980	19.9%	$(773)	(2.1)%
Employee costs	19,616	10.6%	21,221	11.4%	(1,605)	(7.6)%
Systems and bandwidth costs	19,198	10.4%	16,877	9.1%	2,321	13.8%
Lease expense and depreciation	11,025	6.0%	10,630	5.7%	395	3.7%
Panel costs	7,461	4.0%	7,433	4.0%	28	0.4%
Professional fees	3,565	1.9%	2,907	1.6%	658	22.6%
Sample and survey costs	3,226	1.7%	3,624	2.0%	(398)	(11.0)%
Technology	2,101	1.1%	2,563	1.4%	(462)	(18.0)%
Royalties and resellers	1,930	1.0%	1,626	0.9%	304	18.7%
Other	558	0.3%	524	0.3%	34	6.5%
Total cost of revenues	$104,887	56.6%	$104,385	56.3%	$502	0.5%
Systems and bandwidth costs increased primarily due to cloud computing and processing costs attributable to certain custom TV data set deliveries. Employee costs decreased primarily due to an increase in employee compensation capitalized in 2023 in relation to capitalized software projects as we are allocating more resources to product development this year.
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

Selling and marketing expenses for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$13,904	14.9%	$14,085	15.4%	$(181)	(1.3)%
Technology	777	0.8%	850	0.9%	(73)	(8.6)%
Professional fees	725	0.8%	577	0.6%	148	25.6%
Lease expense and depreciation	672	0.7%	955	1.0%	(283)	(29.6)%
Marketing and advertising	639	0.7%	561	0.6%	78	13.9%
Other	319	0.3%	457	0.5%	(138)	(30.2)%
Total selling and marketing expenses	$17,036	18.2%	$17,485	19.1%	$(449)	(2.6)%
Selling and marketing expenses for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$27,751	15.1%	$28,295	15.3%	$(544)	(1.9)%
Technology	1,555	0.8%	1,697	0.9%	(142)	(8.4)%
Lease expense and depreciation	1,517	0.8%	1,901	1.0%	(384)	(20.2)%
Professional fees	1,513	0.8%	1,085	0.6%	428	39.4%
Marketing and advertising	1,105	0.6%	892	0.5%	213	23.9%
Other	749	0.4%	781	0.4%	(32)	(4.1)%
Total selling and marketing expenses	$34,190	18.5%	$34,651	18.7%	$(461)	(1.3)%
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
Research and development expenses for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$7,160	7.6%	$7,676	8.4%	$(516)	(6.7)%
Technology	837	0.9%	1,020	1.1%	(183)	(17.9)%
Lease expense and depreciation	549	0.6%	721	0.8%	(172)	(23.9)%
Professional fees	97	0.1%	339	0.4%	(242)	(71.4)%
Other	147	0.2%	161	0.2%	(14)	(8.7)%
Total research and development expenses	$8,790	9.4%	$9,917	10.8%	$(1,127)	(11.4)%
Employee costs decreased primarily due to an increase in employee compensation capitalized in 2023 in relation to capitalized software projects as we are allocating more resources to product development this year.
Research and development expenses for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$14,144	7.7%	$15,131	8.2%	$(987)	(6.5)%
Technology	1,718	0.9%	2,011	1.1%	(293)	(14.6)%
Lease expense and depreciation	1,188	0.6%	1,435	0.8%	(247)	(17.2)%
Professional fees	353	0.2%	587	0.3%	(234)	(39.9)%
Other	306	0.2%	285	0.2%	21	7.4%
Total research and development expenses	$17,709	9.6%	$19,449	10.5%	$(1,740)	(8.9)%
Employee costs decreased primarily due to an increase in employee compensation capitalized in 2023 in relation to capitalized software projects as we are allocating more resources to product development this year.
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
General and administrative expenses for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$6,961	7.5%	$9,523	10.4%	$(2,562)	(26.9)%
Professional fees	3,598	3.8%	4,386	4.8%	(788)	(18.0)%
Technology	840	0.9%	839	0.9%	1	0.1%
Lease expense and depreciation	311	0.3%	406	0.4%	(95)	(23.4)%
Other	1,564	1.7%	1,949	2.1%	(385)	(19.8)%
Total general and administrative expenses	$13,274	14.2%	$17,103	18.7%	$(3,829)	(22.4)%
Employee costs decreased primarily due to severance expense related to the retirement of our former CEO recognized during the three months ended June 30, 2022 and a decrease in stock-based compensation expense during the three months ended June 30, 2023.
General and administrative expenses for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$14,197	7.7%	$18,000	9.7%	$(3,803)	(21.1)%
Professional fees	7,408	4.0%	8,622	4.7%	(1,214)	(14.1)%
Technology	1,703	0.9%	1,679	0.9%	24	1.4%
Lease expense and depreciation	679	0.4%	841	0.5%	(162)	(19.3)%
Other	2,861	1.5%	6,078	3.3%	(3,217)	(52.9)%
Total general and administrative expenses	$26,848	14.5%	$35,220	19.0%	$(8,372)	(23.8)%
Employee costs decreased primarily due to severance expense related to the retirement of our former CEO recognized during the six months ended June 30, 2022 and a decrease in stock-based compensation expense during the six months ended June 30, 2023. Professional fees decreased due to a decrease in audit and other consulting fees. Other expense decreased primarily due to a $0.2 million loss resulting from the change in fair value of contingent consideration during the six months ended June 30, 2023 compared to a $2.4 million loss during the six months ended June 30, 2022.
Impairment of Goodwill
As of June 30, 2023, as a result of a decline in our stock price and market capitalization, among other factors, we performed an interim impairment review of our goodwill. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $44.1 million non-cash impairment charge in the three months ended June 30, 2023. For further information on our goodwill, refer to Footnote 4, Goodwill in this 10-Q and Item 7, "Critical Accounting Estimates" within our 2022 10-K.
Organizational Restructuring
In September 2022, we communicated and began to implement a restructuring plan that included a workforce reduction. Certain other initiatives are expected to be completed as part of the restructuring plan, as described in Footnote 10, Organizational Restructuring. We incurred $4.1 million and $5.1 million of restructuring expenses during the three and six months ended June 30, 2023, respectively, related to the plan and expect restructuring costs to continue through the remainder of 2023 as other initiatives are completed. No restructuring expenses were incurred during the corresponding periods in 2022.
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. The following is a summary of other income (expense), net for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Change in fair value of warrants liability	$1,588	$4,560	$(227)	$6,995
Other	21	(3)	24	(5)
Total other income (expense), net	$1,609	$4,557	$(203)	$6,990
The change in other income (expense), net for the three and six months ended June 30, 2023 as compared to 2022 was largely driven by changes in the fair value of our warrants liability. The gain on the warrants liability for the three months ended June 30, 2023 was primarily due to a decrease in the trading price of our Common Stock during the quarter. The loss on the warrants liability for the six months ended June 30, 2023 was primarily due to the exercise price adjustment described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, offset by the decrease in the trading price of our Common Stock during the second quarter. The gain on the warrants liability during the three and six months ended June 30, 2022 was primarily due to a decrease in the trading price of our Common Stock during the respective periods.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our senior secured revolving credit agreement (the "Revolving Credit Agreement"), our sale-leaseback agreement, and our finance leases.
We incurred interest expense, net of $0.4 million and $0.2 million during the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $0.4 million during the six months ended June 30, 2023 and 2022, respectively.
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
For the three months ended June 30, 2023 and 2022, the (loss) gain from foreign currency transactions was $(0.2) million and $2.5 million, respectively. For the six months ended June 30, 2023 and 2022, the (loss) gain from foreign currency transactions was $(1.6) million and $2.9 million, respectively. The loss during the three and six months ended June 30, 2023 was primarily driven by fluctuations between the Chilean Peso, Euro, Brazilian Lira and U.S. Dollar exchange rates. The gain during the three and six months ended June 30, 2022 was primarily driven by fluctuations between the Chilean Peso, Euro and U.S. Dollar exchange rates.
Income Tax Benefit (Provision)
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
For the three months ended June 30, 2023 and 2022, we recorded an income tax benefit of $1.4 million and an income tax provision of $0.6 million, respectively, resulting in effective tax rates of 3.0% and 14.7%, respectively. For the six months ended June 30, 2023 and 2022, we recorded an income tax benefit of $0.2 million and an income tax provision $2.0 million, respectively, resulting in effective tax rates of 0.3% and 16.5%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against our domestic deferred tax assets. A deferred income tax benefit of $1.3 million related to the impairment of goodwill is included in the amounts recorded in the three and six months ended June 30, 2023. The difference in income tax position during 2023 as compared to 2022 is primarily due to the income tax benefit related to the impairment of goodwill and a decrease in estimated foreign tax expense in 2023.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$16,218	$24,233
Net cash used in investing activities	(12,006)	(8,256)
Net cash used in financing activities	(2,179)	(16,989)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	580	(1,208)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,613	(2,220)
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
As of June 30, 2023, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $23.1 million (including $0.4 million in restricted cash), cash flows from our operations, and amounts available to us under our Revolving Credit Agreement, as described below.
On May 5, 2021, we entered into the Revolving Credit Agreement with Bank of America N.A. The Revolving Credit Agreement provides a borrowing capacity equal to $40.0 million, which was increased from $25.0 million on February 25, 2022. As of June 30, 2023, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.4 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.6 million. During the three months ended June 30, 2023, we reclassified the outstanding borrowings under the Revolving Credit Agreement to current liabilities as the facility matures in May 2024.
At an annual meeting of stockholders held on June 15, 2023 (the "Annual Meeting"), our stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof. On the same date, each holder of Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by us on that date. The deferred dividends will accrue at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023 subject to certain conditions. As of June 30, 2023, accrued dividends for the Preferred Stock totaled $15.6 million.
Macroeconomic Factors
During 2020 and 2021, the COVID-19 pandemic and related government mandates and restrictions had a significant impact on the media, advertising and entertainment industries in which we operate. The pandemic also had an impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. In response to the COVID-19 pandemic, we took actions in 2020 and 2021 to mitigate the liquidity impact, including freezing hiring, exiting non-critical consultants and contractors, terminating or negotiating reductions in vendor agreements and leases, and reducing certain travel, marketing, recruiting and other corporate activities. Although we cannot quantify the impact that the pandemic may have on our business in the future, we saw positive recovery in 2022, including the reopening of theaters in most markets worldwide. At the same time, however, macroeconomic factors such as inflation, rising interest rates, and supply chain disruptions caused some advertisers to reduce or delay advertising expenditures in the second half of 2022. These declines have continued into 2023 and have had a direct impact on demand for our products, particularly those that are closely tied to discretionary ad spend for bespoke deliverables. We expect that softness in the advertising market will continue to affect our business in the second half of 2023.
Preferred Stock
On March 10, 2021, in connection with the Securities Purchase Agreements described above, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of June 30, 2023, each share of Preferred Stock was convertible into 1.076270 shares of Common Stock, with such conversion rate scheduled to return to 1.00 upon payment of accrued dividends.
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
At the Annual Meeting held on June 15, 2023, our stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof. On the same date, each holder of Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by us on that date. Upon receipt of the waivers, our Board of Directors unanimously agreed to defer the June 30, 2023 dividend payment in order to provide flexibility for our management team to continue to execute our strategic plan and consider dividend payment options later in the year. Under the waivers and the Certificate of Designations governing the Preferred Stock, the deferred dividends will accrue at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023 subject to certain conditions. Payment of annual dividends (including deferred dividends) in the form of cash could significantly impact our financial position and liquidity.
Revolving Credit Agreement
On May 5, 2021, we entered into the Revolving Credit Agreement, which matures in May 2024. The Revolving Credit Agreement provides a borrowing capacity equal to $40.0 million (increased from $25.0 million on February 25, 2022). We may also request the issuance of letters of credit under the Revolving Credit Agreement in an aggregate amount up to $5.0 million, which reduces the amount of available borrowings by the amount of such issued and outstanding letters of credit.
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

The amount we are able to borrow under the Revolving Credit Agreement is subject to compliance with financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. Notably, the Revolving Credit Agreement (as amended) contains financial covenants that require us to maintain a minimum Consolidated Asset Coverage Ratio and minimum Liquidity through maturity, minimum Consolidated EBITDA for periods through December 31, 2023, and a minimum Consolidated Fixed Charge Coverage Ratio for periods after December 31, 2023 (each term as defined in the Revolving Credit Agreement). As of June 30, 2023, we were in compliance with our covenants under the Revolving Credit Agreement, and based on our current plans, we do not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement.
As of June 30, 2023, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.4 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.6 million. The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods, and support our working capital position. While we continue to take steps to reduce our outstanding trade payables and improve our working capital position, our liquidity could be negatively affected if we are unable to generate sufficient cash from operations to satisfy outstanding payables and meet our other financial obligations as they come due. Our liquidity could also be significantly affected if we are unable to repay or refinance our outstanding borrowings under the Revolving Credit Agreement upon its maturity in May 2024.
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
The exercise price of our Series A Warrants was adjusted in connection with the Transactions in March 2021 and further adjusted in connection with shares issued to non-executive employees under our annual incentive compensation plan in March 2023. For additional information on the Private Placement and the adjustments to our Series A Warrants, refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity.
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
Net cash provided by operating activities for the six months ended June 30, 2023 was $16.2 million compared to $24.2 million for the six months ended June 30, 2022. The decrease in cash provided by operating activities was partially attributable to a net decrease in cash generated from operating assets and liabilities, with $5.5 million generated for the six months ended June 30, 2023 as compared to $9.2 million for the six months ended June 30, 2022. The lower amount of cash generated from operating assets and liabilities in 2023 is primarily due to the first payment of contingent consideration for our 2021 Shareablee acquisition and severance payments made in 2023. Other contributors to the decrease in cash provided by operating activities were lower adjustments for amortization, stock-based compensation expense and change in fair value of contingent consideration in 2023 compared to 2022, offset by the change in fair value of our warrants liability.
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
Net cash used in investing activities for the six months ended June 30, 2023 was $12.0 million compared to $8.3 million for the six months ended June 30, 2022. The increase in cash used in investing activities was primarily due to an increase in cash paid for capitalized internally developed software as we increased our focus on product infrastructure and innovation in 2023.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2023 was $2.2 million compared to $17.0 million during the six months ended June 30, 2022. The decrease in cash used in financing activities was primarily due to the deferral of accrued dividends due to holders of the Preferred Stock on June 30, 2023, as described under "Preferred Stock" above. This was offset by a portion of the first payment of contingent consideration for our 2021 Shareablee acquisition initially recorded at fair value and paid during the six months ended June 30, March 31, 2023.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected (Smart) television providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms from one to eight years. As of June 30, 2023, the total fixed payment obligations related to set-top box and connected (Smart) television data agreements are $286.0 million and $4.4 million, respectively. In addition, we expect to make variable payments related to a set-top box data agreement totaling an estimated $4.5 million by the end of 2023.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from one to five years. As of June 30, 2023, the total fixed payment obligation related to these agreements is $45.2 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is less than one year. As of June 30, 2023, the total fixed payment obligation related to this agreement is $4.4 million.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities, dividend payment obligations, and expenses from ongoing compliance efforts and legal matters. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from repayment of prior debt arrangements and cost-reduction initiatives undertaken by our management, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. We may also be required to raise additional funds in order to repay our Revolving Credit Agreement upon maturity or pay a special dividend to holders of our Preferred Stock, as described above. Our history of net losses, as well as disruption and volatility in global capital and credit markets, could impact our ability to access capital resources on terms acceptable to us or at all. If we issue additional equity securities in order to raise additional funds, pay dividends or for other purposes, further dilution to existing stockholders may occur.
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
Warrants liability financial instrument risk
As a result of having $0.9 million in liability related to outstanding warrants as of June 30, 2023, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of the warrants is impacted by changes in the market price of our Common Stock.
As of June 30, 2023, a 10% increase in the market price of our Common Stock would result in a $0.3 million increase in the fair value of the Series A Warrants, while a 10% decrease in the market price of our Common Stock would result in a $0.2 million decrease in the fair value of the Series A Warrants.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
If we are unable to meet Nasdaq continued listing requirements, Nasdaq may take action to delist our Common Stock.
Our Common Stock is listed on the Nasdaq Global Select Market. Continued listing is subject to compliance with a number of requirements. On July 11, 2023, we received a standard letter from The Nasdaq Stock Market LLC stating that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) because our Common Stock did not maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days.
The notification letter has no immediate effect on the listing of our Common Stock on Nasdaq. The letter provides that we have an automatic period of 180 calendar days to regain compliance with Rule 5450(a)(1). To regain compliance, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to the expiration of the 180-day period (January 8, 2024). In the event that we do not regain compliance during the initial 180-day period, the letter provides that we may be eligible for additional time to reach compliance.
We intend to actively monitor the bid price of our Common Stock and will consider all available options to resolve the deficiency and regain compliance with Rule 5450(a)(1). We are committed to regaining compliance prior to the expiration of applicable compliance periods. If we are unable to do so, however, Nasdaq may take action to delist our Common Stock. A delisting of our Common Stock could negatively impact us and our stockholders by reducing the liquidity and market price of our Common Stock and potentially reducing the number of investors willing to hold or buy our Common Stock. A delisting also could have negative consequences under our financing agreements and could adversely affect our ability to raise capital.
Our outstanding securities, the stock or securities that we may issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of June 30, 2023, our Preferred Stock was convertible into an aggregate of 88,821,997 shares of Common Stock at the election of the holders. Furthermore, we have reserved 5,457,026 shares of Common Stock for issuance pursuant to our Series A Warrants, which are subject to adjustment upon certain issuances of capital stock. We have also issued 8,066,876 shares of Common Stock for distribution to the selling stockholders of Shareablee (which we acquired in December 2021), and we may elect to pay any deferred consideration due to the Shareablee sellers in 2023 and 2024 in shares of Common Stock. In addition, in June 2023 our stockholders adopted an amendment to the Certificate of Designations of our Preferred Stock to permit payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock (which would be convertible into shares of Common Stock) or a combination thereof.
As of June 30, 2023, 2,231,874 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 4,617,894 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including Shareablee plan awards and an employment inducement award we granted in 2021), and 10,163,083 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan. Our acquired Shareablee plan expired on June 21, 2023. As a result, there are no shares remaining available for future equity awards under the Shareablee plan as of June 30, 2023.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2023
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation of comScore, Inc., dated March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.6
Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.8
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.9
Amended and Restated Bylaws of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520)

4.1
Series B Preferred Stockholder Waiver, dated June 15, 2023, from Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed June 16, 2023) (File No. 001-33520)

4.2
Series B Preferred Stockholder Waiver, dated June 15, 2023, from Liberty Broadband Corporation (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed June 16, 2023) (File No. 001-33520)

4.3
Series B Preferred Stockholder Waiver, dated June 15, 2023, from Pine Investor (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed June 16, 2023) (File No. 001-33520)

10.1+*	Second Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

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
August 8, 2023