Form 10-Q
period 2023-09-30
COMSCORE, INC.
filed 2023-11-08
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 1, 2023, there were 95,103,114 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding our restructuring activities and cost-reduction initiatives; macroeconomic trends that we expect may influence our business, including declines in discretionary advertising spending; plans for financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with debt and financing covenants, dividend requirements and other payment obligations; expectations regarding our commercial relationships and the development and introduction of new products; potential limitations on our net operating loss carryforwards and other tax assets; regulatory compliance and expected changes in the regulatory or privacy landscape affecting our business; compliance with Nasdaq continued listing standards and the impact of a potential reverse stock split to regain compliance with such standards; expected impact of contractual disputes, litigation and regulatory proceedings; and plans for growth and future operations, as well as assumptions relating to the foregoing.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2023	December 31, 2022
(In thousands, except share and par value data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,067	$20,044
Restricted cash	186	398
Accounts receivable, net of allowances of $496 and $798, respectively ($1,912 and $1,034 of accounts receivable attributable to related parties, respectively)	46,469	68,457
Prepaid expenses and other current assets	13,893	15,922
Total current assets	90,615	104,821
Property and equipment, net	41,401	36,367
Operating right-of-use assets	19,750	23,864
Deferred tax assets	3,075	3,351
Intangible assets, net	8,915	13,327
Goodwill	343,542	387,973
Other non-current assets	11,541	10,883
Total assets	$518,839	$580,586
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($12,632 and $12,090 attributable to related parties, respectively)	$32,382	$29,090
Accrued expenses ($4,862 and $4,297 attributable to related parties, respectively)	35,777	43,393
Contract liabilities ($2,075 and $1,341 attributable to related parties, respectively)	50,901	52,944
Revolving line of credit	16,000	—
Accrued dividends (related parties)	19,846	7,863
Customer advances	7,595	11,527
Current portion of contingent consideration	3,676	7,134
Current operating lease liabilities	7,954	7,639
Other current liabilities	4,742	5,501
Total current liabilities	178,873	165,091
Non-current operating lease liabilities	24,903	29,588
Non-current portion of accrued data costs ($20,154 and $15,471 attributable to related parties, respectively)	30,647	25,106
Non-current revolving line of credit	—	16,000
Deferred tax liabilities	1,832	2,127
Other non-current liabilities	9,133	10,627
Total liabilities	245,388	248,539
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 100,000,000 shares authorized and 82,527,609 shares issued and outstanding as of September 30, 2023 and 82,527,609 shares authorized, issued and outstanding as of December 31, 2022; aggregate liquidation preference of $223,846 as of September 30, 2023, and $211,863 as of December 31, 2022 (related parties)	187,885	187,885
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2023 and 7,472,391 shares authorized as of December 31, 2022; no shares issued or outstanding as of September 30, 2023 or December 31, 2022	—	—
Common stock, $0.001 par value; 275,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 101,851,130 shares issued and 95,086,334 shares outstanding as of September 30, 2023, and 98,869,738 shares issued and 92,104,942 shares outstanding as of December 31, 2022	95	92
Additional paid-in capital	1,695,998	1,690,783
Accumulated other comprehensive loss	(16,809)	(15,940)
Accumulated deficit	(1,363,734)	(1,300,789)
Treasury stock, at cost, 6,764,796 shares as of September 30, 2023 and December 31, 2022	(229,984)	(229,984)
Total stockholders' equity	85,566	144,162
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$518,839	$580,586
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues (1)	$91,000	$92,783	$276,242	$278,183

Cost of revenues (1) (2) (3)	50,473	51,530	155,360	155,915
Selling and marketing (2) (3)	14,794	17,199	48,984	51,850
Research and development (2) (3)	8,083	8,741	25,792	28,190
General and administrative (2) (3)	12,928	12,899	39,776	48,119
Amortization of intangible assets	800	6,772	4,412	20,323
Impairment of right-of-use and long-lived assets	1,502	—	1,502	—
Restructuring	353	5,784	5,455	5,784
Impairment of goodwill	—	46,300	44,100	46,300
Total expenses from operations	88,933	149,225	325,381	356,481
Income (loss) from operations	2,067	(56,442)	(49,139)	(78,298)
Other income, net	628	1,477	425	8,467
Gain (loss) from foreign currency transactions	1,090	2,781	(544)	5,728
Interest expense, net	(426)	(284)	(1,141)	(660)
Income (loss) before income taxes	3,359	(52,468)	(50,399)	(64,763)
Income tax (provision) benefit	(741)	86	(563)	(1,945)
Net income (loss)	$2,618	$(52,382)	$(50,962)	$(66,708)
Net loss available to common stockholders:
Net income (loss)	$2,618	$(52,382)	$(50,962)	$(66,708)
Convertible redeemable preferred stock dividends (1)	(4,286)	(3,910)	(11,983)	(11,603)
Total net loss available to common stockholders	$(1,668)	$(56,292)	$(62,945)	$(78,311)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.60)	$(0.66)	$(0.85)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	97,709,191	93,347,017	95,704,106	92,380,984
Comprehensive income (loss):
Net income (loss)	$2,618	$(52,382)	$(50,962)	$(66,708)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	(2,267)	(4,553)	(869)	(9,638)
Total comprehensive income (loss)	$351	$(56,935)	$(51,831)	$(76,346)

(1) Transactions with related parties are included in the line items above as follows (refer to Footnote 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$2,856	$3,527	$8,802	$12,125
Cost of revenues	7,178	7,938	22,251	23,379
Convertible redeemable preferred stock dividends	(4,286)	(3,910)	(11,983)	(11,603)

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$113	$155	$435	$877
Selling and marketing	96	132	411	804
Research and development	85	116	333	627
General and administrative	747	1,013	2,640	4,906
Total stock-based compensation expense	$1,041	$1,416	$3,819	$7,214
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	82,527,609	$187,885	92,104,942	$92	$1,690,783	$(15,940)	$(1,300,789)	$(229,984)	$144,162
Net loss	—	—	—	—	—	—	(8,671)	—	(8,671)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,825)	—	(3,825)
Restricted stock units distributed	—	—	286,038	—	—	—	—	—	—
Exercise of Common Stock options	—	—	3,000	—	3	—	—	—	3
Payments for taxes related to net share settlement of equity awards	—	—	(34,452)	—	(48)	—	—	—	(48)
Amortization of stock-based compensation	—	—	—	—	879	—	—	—	879
Settlement of restricted stock unit liability	—	—	—	—	2,761	—	—	—	2,761
Foreign currency translation adjustment	—	—	—	—	—	1,517	—	—	1,517
Balance as of March 31, 2023	82,527,609	$187,885	92,359,528	$92	$1,694,378	$(14,423)	$(1,313,285)	$(229,984)	$136,778
Net loss	—	—	—	—	—	—	(44,909)	—	(44,909)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,872)	—	(3,872)
Restricted stock units distributed	—	—	2,735,991	3	—	—	—	—	3
Payments for taxes related to net share settlement of equity awards	—	—	(9,185)	—	(12)	—	—	—	(12)
Amortization of stock-based compensation	—	—	—	—	915	—	—	—	915
Foreign currency translation adjustment	—	—	—	—	—	(119)	—	—	(119)
Balance as of June 30, 2023	82,527,609	$187,885	95,086,334	$95	$1,695,281	$(14,542)	$(1,362,066)	$(229,984)	$88,784
Net income	—	—	—	—	—	—	2,618	—	2,618
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,286)	—	(4,286)
Amortization of stock-based compensation	—	—	—	—	717	—	—	—	717
Foreign currency translation adjustment	—	—	—	—	—	(2,267)	—	—	(2,267)
Balance as of September 30, 2023	82,527,609	$187,885	95,086,334	$95	$1,695,998	$(16,809)	$(1,363,734)	$(229,984)	$85,566

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	82,527,609	$187,885	90,407,290	$90	$1,683,883	$(12,098)	$(1,218,715)	$(229,984)	$223,176
Net loss	—	—	—	—	—	—	(9,276)	—	(9,276)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,825)	—	(3,825)
Restricted stock units distributed	—	—	212,246	—	—	—	—	—	—
Exercise of Common Stock options	—	—	86,941	1	102	—	—	—	103
Payments for taxes related to net share settlement of equity awards	—	—	(474)	—	(1)	—	—	—	(1)
Amortization of stock-based compensation	—	—	—	—	1,908	—	—	—	1,908
Settlement of restricted stock unit liability	—	—	—	—	1,719	—	—	—	1,719
Foreign currency translation adjustment	—	—	—	—	—	(541)	—	—	(541)
Other	—	—	(661)	—	(3)	—	—	—	(3)
Balance as of March 31, 2022	82,527,609	$187,885	90,705,342	$91	$1,687,608	$(12,639)	$(1,231,816)	$(229,984)	$213,260
Net loss	—	—	—	—	—	—	(5,050)	—	(5,050)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,868)	—	(3,868)
Restricted stock units distributed	—	—	958,594	1	—	—	—	—	1
Exercise of Common Stock options	—	—	745	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(12,646)	—	(23)	—	—	—	(23)
Amortization of stock-based compensation	—	—	—	—	2,011	—	—	—	2,011
Foreign currency translation adjustment	—	—	—	—	—	(4,544)	—	—	(4,544)
Other	—	—	121,357	—	—	—	—	—	—
Balance as of June 30, 2022	82,527,609	$187,885	91,773,392	$92	$1,689,596	$(17,183)	$(1,240,734)	$(229,984)	$201,787
Net loss	—	—	—	—	—	—	(52,382)	—	(52,382)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,910)	—	(3,910)
Restricted stock units distributed	—	—	226,948	—	—	—	—	—	—
Exercise of common stock options	—	—	9,269	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	1,013	—	—	—	1,013
Foreign currency translation adjustment	—	—	—	—	—	(4,553)	—	—	(4,553)
Balance as of September 30, 2022	82,527,609	$187,885	92,009,609	$92	$1,690,609	$(21,736)	$(1,297,026)	$(229,984)	$141,955
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity and Footnote 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Operating activities:
Net loss	$(50,962)	$(66,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	44,100	46,300
Depreciation	14,613	12,542
Amortization of intangible assets	4,412	20,323
Non-cash operating lease expense	4,196	4,540
Stock-based compensation expense	3,819	7,214
Impairment of right-of-use and long-lived assets	1,502	—
Amortization expense of finance leases	1,268	1,875
Change in fair value of contingent consideration liability	252	2,447
Change in fair value of warrants liability	(407)	(8,471)
Deferred tax benefit	(61)	(90)
Other	1,295	1,456
Changes in operating assets and liabilities:
Accounts receivable	21,899	22,143
Prepaid expenses and other assets	132	(1,081)
Accounts payable, accrued expenses and other liabilities	(2,779)	3,159
Contract liabilities and customer advances	(7,013)	(3,448)
Operating lease liabilities	(5,981)	(5,665)
Net cash provided by operating activities	30,285	36,536

Investing activities:
Capitalized internal-use software costs	(16,609)	(12,402)
Purchases of property and equipment	(1,240)	(823)
Net cash used in investing activities	(17,849)	(13,225)

Financing activities:
Principal payments on finance leases	(1,337)	(2,004)
Contingent consideration payment at initial value	(1,037)	—
Payments for dividends on convertible redeemable preferred stock (1)	—	(15,512)
Other	(276)	(61)
Net cash used in financing activities	(2,650)	(17,577)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(2,502)
Net increase in cash, cash equivalents and restricted cash	9,811	3,232
Cash, cash equivalents and restricted cash at beginning of period	20,442	22,279
Cash, cash equivalents and restricted cash at end of period	$30,253	$25,511
(1) Transactions for this line item were exclusively with related parties (refer to Footnote 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

	As of September 30,
	2023	2022
Cash and cash equivalents	$30,067	$25,086
Restricted cash	186	425
Total cash, cash equivalents and restricted cash	$30,253	$25,511

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of non-cash investing and financing activities:
Convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	$11,983	$3,953
Right-of-use assets obtained in exchange for finance lease liabilities	3,048	1,106
Settlement of restricted stock unit liability	2,761	1,719
Right-of-use assets obtained in exchange for operating lease liabilities	1,211	847
Change in accounts payable and accrued expenses related to capital expenditures	1,170	810
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
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, accrued dividends have been separated from other current liabilities, and warrants liability has been aggregated within other current liabilities on the Condensed Consolidated Balance Sheets.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 10-K"). The Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023 or thereafter. All references to September 30, 2023 and 2022 in the Notes to Condensed Consolidated Financial Statements are unaudited.
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
In the second quarter of 2023, the Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $44.1 million non-cash impairment charge during the nine months ended September 30, 2023.
In the third quarter of 2022, the Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $46.3 million non-cash impairment charge during the three and nine months ended September 30, 2022.
For further information refer to Footnote 4, Goodwill.
Recoverability of Other Long-Lived Assets
The Company's other long-lived assets consist primarily of property and equipment and right-of-use ("ROU") assets. The Company evaluates its ROU and long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable.
The Company performed an analysis in the third quarter of 2023 related to the abandonment of two leased office spaces, which changed the extent and manner for which the ROU assets and related long-lived assets were being used. The Company recorded an impairment charge of $1.5 million related to the ROU assets for the three and nine months ended September 30, 2023.
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
On May 16, 2023, Qurate sold 27,509,203 shares of Preferred Stock to Liberty Broadband Corporation ("Liberty") in a privately negotiated transaction.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of September 30, 2023 because a deemed liquidation event is not considered probable.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability. As of September 30, 2023, the probability of a change of control was determined to be remote and the fair value of the change of control derivative was determined to be negligible.
Warrants Liability
In June 2019, the Company issued warrants to CVI Investments, Inc. ("CVI") in connection with the private placement described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. The warrants were determined to be freestanding financial instruments that qualify for liability treatment as a result of net cash settlement features associated with a cap on the issuance of shares, under certain circumstances, or upon a change of control. Changes in the fair value of these instruments are recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The fair value of each warrant is estimated utilizing an option pricing model. Significant valuation inputs include the exercise price, price and expected volatility of the Company's Common Stock, risk-free rate, and the remaining term of the warrants. As of September 30, 2023, the probability of a change of control was determined to be remote and did not require an enhancement to the valuation technique.
Other Income, Net
Other income, net represents income and expenses incurred that are generally not recurring in nature or are not part of the Company's normal operations. The following is a summary of the components of other income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Change in fair value of warrants liability	$634	$1,476	$407	$8,471
Other	(6)	1	18	(4)
Total other income, net	$628	$1,477	$425	$8,467
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
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Preferred stock (1)	88,821,995	82,544,802	85,708,361	85,708,361
Warrants	5,457,026	5,457,026	5,457,026	5,457,026
Stock options and restricted stock units	5,816,833	5,244,552	5,926,755	4,899,973
Contingent consideration (2)	8,026,230	5,212,121	8,026,230	5,212,121
Total	108,122,084	98,458,501	105,118,372	101,277,481
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period.
(2) A contingent consideration liability was recognized as part of the Company's acquisition of Shareablee, Inc. ("Shareablee") in December 2021. The liability payments may be settled in any combination of cash or shares of Common Stock (at the Company's election) based on the volume-weighted average trading price of the Common Stock for the ten trading days prior to the date of each payment. Settlement of this liability in Common Stock could potentially dilute basic earnings per share in future periods. The Company paid the first installment of $3.7 million in cash, and it is therefore excluded from Common Stock equivalents herein. The Company calculated a potential anti-dilutive share count based on the remaining expected payments totaling $4.9 million and the $0.61 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on September 29, 2023. The Company calculated a potential anti-dilutive share count based on the expected payments totaling $8.6 million and the $1.65 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on September 30, 2022.
Income Taxes
A significant portion of the Company's net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company has concluded that an ownership change occurred in 2021 as a result of the Transactions which has triggered further limitations on the use of its net operating loss carryforwards. The limitation calculations are currently being finalized by the Company and are expected to cause a significant portion of the Company's net operating loss carryforwards to expire prior to use. Due to the Company's valuation allowance position in the United States, the required revaluation of its deferred tax assets related to these limited U.S. federal and state net operating loss carryforwards is not expected to have a material impact on the Condensed Consolidated Financial Statements or related disclosures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
By solution group:
Digital Ad Solutions	$50,501	$52,360	$153,597	$157,127
Cross Platform Solutions	40,499	40,423	122,645	121,056
Total	$91,000	$92,783	$276,242	$278,183
By geographical market:
United States	$82,192	$83,780	$249,832	$249,493
Europe	4,617	4,497	13,845	14,179
Latin America	1,745	1,839	5,170	5,765
Canada	1,408	1,675	4,249	5,668
Other	1,038	992	3,146	3,078
Total	$91,000	$92,783	$276,242	$278,183
By timing of revenue recognition:
Products and services transferred over time	$78,179	$77,264	$234,803	$231,946
Products and services transferred at a point in time	12,821	15,519	41,439	46,237
Total	$91,000	$92,783	$276,242	$278,183
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	September 30, 2023	December 31, 2022
Accounts receivable, net	$46,469	$68,457
Current and non-current contract assets	7,669	6,736
Current contract liabilities	50,901	52,944
Current customer advances	7,595	11,527
Non-current contract liabilities	93	887
Significant changes in the current contract liabilities balance are as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Revenue recognized that was included in the opening contract liabilities balance	$(46,883)	$(47,662)
Cash received or amounts billed in advance and not recognized as revenue	43,651	46,969
Remaining Performance Obligations
As of September 30, 2023, approximately $210 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 15% of these remaining performance obligations during the remainder of 2023, approximately 45% in 2024, and approximately 22% in 2025, with the remainder recognized thereafter.
4.Goodwill
The Company tests goodwill for impairment annually during the fourth quarter as of October 1, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.
In the second quarter of 2023, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the decline in the Company's stock price and market capitalization, among other factors. The Company performed quantitative testing on its reporting unit using a discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs, supported by a market approach. The Company relied in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis. The Company's reporting unit did not pass the goodwill impairment test, and as a result the Company recorded a $44.1 million impairment charge for the nine months ended September 30, 2023.
In the third quarter of 2022, in conjunction with its annual test as of October 1, 2022, the Company performed a quantitative goodwill impairment test as of September 30, 2022. The Company's reporting unit did not pass the goodwill impairment test, and as a result the Company recorded a $46.3 million impairment charge for the three and nine months ended September 30, 2022.
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2021	$435,711
Translation adjustments	(1,438)
Impairment charge	(46,300)
Balance as of December 31, 2022	$387,973
Translation adjustments	(331)
Impairment charge	(44,100)
Balance as of September 30, 2023	$343,542
5.Convertible Redeemable Preferred Stock and Stockholders' Equity
2021 Issuance of Preferred Stock
On March 10, 2021, the Company issued and sold 82,527,609 shares of Preferred Stock in exchange for aggregate gross proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs.
The Preferred Stock is convertible at the option of the holders at any time into shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. As of September 30, 2023, each share of Preferred Stock would have been convertible into 1.097283 shares of Common Stock, with such assumed conversion rate scheduled to return to 1.00 upon payment of accrued dividends.
As of September 30, 2023, no shares of Preferred Stock have been converted into Common Stock.
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
At an annual meeting of stockholders of the Company held on June 15, 2023 (the "Annual Meeting"), the Company's stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof. On the same date, each holder of Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by the Company on that date (the "Waivers"), and the Company's Board elected to defer the June 30, 2023 payment. Under the Waivers and the Certificate of Designations governing the Preferred Stock, the deferred dividends will accrue and accumulate at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023 subject to certain conditions. As of September 30, 2023, accrued dividends for the Preferred Stock totaled $19.8 million.
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
The estimated fair value of the Series A Warrants as of September 30, 2023 was $0.3 million and is classified within other current liabilities on the Condensed Consolidated Balance Sheets. Refer to Footnote 7, Fair Value Measurements, for further information.
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
The Revolving Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company was in compliance with the covenants under the amended Revolving Credit Agreement as of September 30, 2023.
The Revolving Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
As of September 30, 2023, the Company had outstanding borrowings of $16.0 million, and issued and outstanding letters of credit of $3.4 million, under the amended Revolving Credit Agreement, with remaining borrowing capacity of $20.6 million. During the second quarter of 2023, the Company reclassified the outstanding borrowings to current liabilities from non-current liabilities as the facility matures in May 2024.

7.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	September 30, 2023				December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$110	$—	$—	$110	$2,455	$—	$—	$2,455

Liabilities
Contingent consideration liability (2)	$—	$4,747	$—	$4,747	$—	$8,158	$—	$8,158
Warrants liability (3)	—	—	311	311	—	—	718	718
Total liabilities	$—	$4,747	$311	$5,058	$—	$8,158	$718	$8,876
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The fair value of this liability as of September 30, 2023 and December 31, 2022 is derived from a technique which utilizes market-corroborated inputs that result in classification as a Level 2 fair value measurement as of such date. The non-current portion of the contingent consideration liability is classified within non-current liabilities on the Condensed Consolidated Balance Sheets. The current portion of the contingent consideration liability was $3.7 million and $7.1 million as of September 30, 2023 and December 31, 2022, respectively. The non-current portion of the contingent consideration liability was $1.1 million and $1.0 million as of September 30, 2023 and December 31, 2022, respectively.
(3) The fair value of this liability is derived from a technique which utilizes inputs, certain of which are significant and unobservable, that result in classification as a Level 3 fair value measurement. Warrants liability includes only the Series A warrants as of September 30, 2023 and December 31, 2022. Warrants liability is classified within other current liabilities on the Condensed Consolidated Balance Sheets.
The elimination of the option pricing model used to value the contingent consideration liability reflected a change in the Company's valuation technique during the nine months ended September 30, 2022. There were no other changes to the Company's valuation techniques or methodologies during the three and nine months ended September 30, 2023 and 2022.
The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the nine months ended September 30, 2023 and 2022, respectively:

(In thousands)	Warrants Liability
Balance as of December 31, 2022	$718
Total gain recognized due to remeasurement (1)	(407)
Balance as of September 30, 2023	$311
(1) The gain on remeasurement of the warrants liability was recorded in other income, net, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(In thousands)	Contingent Consideration Liability	Warrants Liability
Balance as of December 31, 2021	$5,600	$10,520
Total loss (gain) recognized due to remeasurement (1)	2,348	(8,471)
Transfer to Level 2 (2)	(7,948)	—
Balance as of September 30, 2022	$—	$2,049
(1) The loss due to remeasurement of the contingent consideration liability was recorded in general and administrative expense, and the gain on remeasurement of the warrants liability was recorded in other income, net, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) The contingent consideration liability was transferred from Level 3 to Level 2 at the beginning of the second quarter of 2022 due to the resolution of the contingency regarding the amount of consideration payable.
The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed as of September 30, 2023 and December 31, 2022 that are measured at fair value on a recurring basis:

	Fair Value Measurements
	Significant Valuation Technique	Significant Valuation Inputs	September 30, 2023	December 31, 2022
Warrants liability	Option pricing	Stock price	$0.61	$1.16
		Exercise price	$1.01	$2.47
		Volatility	70.0%	65.0%
		Term	0.74 years	1.49 years
		Risk-free rate	5.5%	4.6%
The primary sensitivities in the valuation of the warrants liability are driven by the exercise price, the Common Stock price at the measurement date and the expected volatility of the Common Stock over the remaining term.

Fair Value Measurements on a Nonrecurring Basis
For the nine months ended September 30, 2023, the Company recorded a goodwill impairment charge of $44.1 million. For the three and nine months ended September 30, 2022, the Company recorded a goodwill impairment charge of $46.3 million. Refer to Footnote 4, Goodwill for further details. The remeasurement of goodwill is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit's estimated fair value. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record additional non-cash impairment charges.
8.Accrued Expenses

	As of	As of
(In thousands)	September 30, 2023	December 31, 2022
Accrued data costs	$17,419	$18,515
Payroll and payroll-related	10,762	15,118
Professional fees	1,901	2,410
Restructuring accrual	1,934	1,288
Other	3,761	6,062
Total accrued expenses	$35,777	$43,393
9.Related Party Transactions
Transactions with WPP
As of September 30, 2023 (based on public filings), WPP plc and its affiliates ("WPP") owned 11,319,363 shares of the Company's outstanding Common Stock, representing 11.9% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues	$2,048	$2,782	$6,472	$9,492
Cost of revenues	2,199	2,417	7,322	6,791
The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	September 30, 2023	December 31, 2022
Assets
Accounts receivable, net	$1,695	$825
Liabilities
Accounts payable	$1,494	$2,398
Accrued expenses	519	1,108
Contract liabilities	1,780	1,132
Transactions with Charter, Qurate, Liberty and Pine
Through May 15, 2023, Charter, Qurate, and Pine each held 33.3% of the outstanding shares of Preferred Stock. On May 16, 2023, Qurate sold its Preferred Stock to Liberty, and as of September 30, 2023, Charter, Liberty and Pine each hold 33.3% of the outstanding shares of Preferred Stock. Charter, Liberty and Pine are entitled to convert the Preferred Stock into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. As of September 30, 2023 (based on public filings), Pine also owned 2,193,088 shares of the Company's outstanding Common Stock, representing 2.3% of the outstanding Common Stock. In addition, Charter, Liberty and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement.
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

As of September 30, 2023, Charter, Liberty and Pine each owned 27,509,203 shares of Preferred Stock. As of September 30, 2023, total accrued dividends to the holders of Preferred Stock were $19.8 million.
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
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues	$501	$501	$1,500	$1,773
Cost of revenues	4,979	5,521	14,929	16,588
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheet:

	As of	As of
(In thousands)	September 30, 2023	December 31, 2022
Accounts payable	$11,138	$9,693
Accrued expenses	4,343	3,189
Non-current portion of accrued data costs	20,154	15,471
In the third quarter of 2023, the Company entered into a finance lease with a third-party vendor that is not a related party. In conjunction with this transaction, the third-party vendor purchased equipment for $2.5 million from a Pine affiliate (related party). The Company had no additional transactions with Pine for the three and nine months ended September 30, 2023 and 2022.
The Company recognized revenues of $0.2 million during the three months ended September 30, 2023 and 2022, and $0.6 million during the nine months ended September 30, 2023 and 2022, from transactions with Qurate and its affiliates in the normal course of business as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company had no transactions with Liberty for the three and nine months ended September 30, 2023 and 2022.
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

The table below summarizes the activity and balance of the restructuring liability as of September 30, 2023 and December 31, 2022, which is recorded in accrued expenses in the Condensed Consolidated Balance Sheets, and the changes in the accrued amounts for the nine months ended September 30, 2023:

(In thousands)	Severance and Related Costs	Other	Total Restructuring
Balance as of December 31, 2022	$1,288	$—	$1,288
Restructuring expense	4,831	624	5,455
Payments	(4,160)	(624)	(4,784)
Foreign exchange	(25)	—	(25)
Balance as of September 30, 2023	$1,934	$—	$1,934
11.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with multichannel video programming distributors ("MVPDs") and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms of less than one year to eight years. As of September 30, 2023, the total fixed payment obligations related to set-top box and connected television data agreements are $279.5 million and $2.5 million, respectively.
The information set forth below summarizes the contractual obligations, by year, as of September 30, 2023:

(In thousands)
2023 (remaining)	$9,995
2024	29,966
2025	29,756
2026	37,006
2027	37,506
Thereafter	137,699
Total	$281,928
In addition, the Company expects to make variable payments related to a set-top box data agreement totaling an estimated $1.9 million by the end of 2023.
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
Vendor Contract Dispute
In April 2023, the Company received correspondence from counsel to a TV data provider disputing the manner in which payments by the Company to the data provider were calculated under a 2018 data license agreement between the parties. Subsequent to September 30, 2023, the Company and the data provider entered into a new data license agreement, and the Company considers this matter resolved.
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
Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$91,000	100.0%	$92,783	100.0%	$276,242	100.0%	$278,183	100.0%
Cost of revenues	50,473	55.5%	51,530	55.5%	155,360	56.2%	155,915	56.0%
Selling and marketing	14,794	16.3%	17,199	18.5%	48,984	17.7%	51,850	18.6%
Research and development	8,083	8.9%	8,741	9.4%	25,792	9.3%	28,190	10.1%
General and administrative	12,928	14.2%	12,899	13.9%	39,776	14.4%	48,119	17.3%
Amortization of intangible assets	800	0.9%	6,772	7.3%	4,412	1.6%	20,323	7.3%
Impairment of right-of-use and long-lived assets	1,502	1.7%	—	—%	1,502	0.5%	—	—%
Restructuring	353	0.4%	5,784	6.2%	5,455	2.0%	5,784	2.1%
Impairment of goodwill	—	—%	46,300	49.9%	44,100	16.0%	46,300	16.6%
Total expenses from operations	88,933	97.7%	149,225	160.8%	325,381	117.8%	356,481	128.1%
Income (loss) from operations	2,067	2.3%	(56,442)	(60.8)%	(49,139)	(17.8)%	(78,298)	(28.1)%
Other income, net	628	0.7%	1,477	1.6%	425	0.2%	8,467	3.0%
Gain (loss) from foreign currency transactions	1,090	1.2%	2,781	3.0%	(544)	(0.2)%	5,728	2.1%
Interest expense, net	(426)	(0.5)%	(284)	(0.3)%	(1,141)	(0.4)%	(660)	(0.2)%
Income (loss) before income taxes	3,359	3.7%	(52,468)	(56.5)%	(50,399)	(18.2)%	(64,763)	(23.3)%
Income tax (provision) benefit	(741)	(0.8)%	86	0.1%	(563)	(0.2)%	(1,945)	(0.7)%
Net income (loss)	$2,618	2.9%	$(52,382)	(56.5)%	$(50,962)	(18.4)%	$(66,708)	(24.0)%

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
Revenues for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$50,501	55.5%	$52,360	56.4%	$(1,859)	(3.6)%
Cross Platform Solutions	40,499	44.5%	40,423	43.6%	76	0.2%
Total revenues	$91,000	100.0%	$92,783	100.0%	$(1,783)	(1.9)%
Digital Ad Solutions revenue decreased primarily due to lower revenue from our syndicated digital products driven by lower renewals and lower deliveries of certain custom digital products. These decreases were partially offset by an increase in Activation revenue driven by higher usage from multiple customers.
Cross Platform Solutions revenue increased primarily due to higher local TV revenue from renewals and new business, partially offset by lower national TV revenue due to lower renewals. Movies revenue was flat compared to the prior year period.
Revenues for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$153,597	55.6%	$157,127	56.5%	$(3,530)	(2.2)%
Cross Platform Solutions	122,645	44.4%	121,056	43.5%	1,589	1.3%
Total revenues	$276,242	100.0%	$278,183	100.0%	$(1,941)	(0.7)%
Digital Ad Solutions revenue decreased primarily due to lower revenue from our syndicated digital products driven by lower renewals and lower deliveries of certain custom digital products. These decreases were partially offset by an increase in Activation revenue driven by higher usage from multiple customers.
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

Cost of revenues for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Data costs	$17,919	19.6%	$19,000	20.5%	$(1,081)	(5.7)%
Systems and bandwidth costs	9,257	10.2%	7,957	8.6%	1,300	16.3%
Employee costs	8,763	9.6%	9,866	10.6%	(1,103)	(11.2)%
Lease expense and depreciation	5,782	6.4%	5,179	5.6%	603	11.6%
Panel costs	2,938	3.2%	4,156	4.5%	(1,218)	(29.3)%
Professional fees	2,049	2.3%	1,557	1.7%	492	31.6%
Sample and survey costs	1,662	1.8%	1,613	1.7%	49	3.0%
Technology	1,003	1.1%	1,005	1.1%	(2)	(0.2)%
Royalties and resellers	867	1.0%	914	1.0%	(47)	(5.1)%
Other	233	0.3%	283	0.3%	(50)	(17.7)%
Total cost of revenues	$50,473	55.5%	$51,530	55.5%	$(1,057)	(2.1)%
Panel costs decreased primarily due to lower recruitment and support costs for our desktop and mobile panels. Employee costs decreased primarily due to an increase in employee compensation capitalized in 2023 in relation to capitalized software projects as we are allocating more resources to product development this year. Data costs decreased primarily due to vendor credits recognized in the third quarter of 2023. Systems and bandwidth costs increased primarily due to cloud computing and processing costs attributable to certain custom TV data set deliveries.
Cost of revenues for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Data costs	$54,126	19.5%	$55,980	20.1%	$(1,854)	(3.3)%
Systems and bandwidth costs	28,455	10.3%	24,834	8.9%	3,621	14.6%
Employee costs	28,379	10.3%	31,087	11.2%	(2,708)	(8.7)%
Lease expense and depreciation	16,807	6.1%	15,809	5.7%	998	6.3%
Panel costs	10,399	3.8%	11,589	4.2%	(1,190)	(10.3)%
Professional fees	5,614	2.0%	4,464	1.6%	1,150	25.8%
Sample and survey costs	4,888	1.8%	5,237	1.9%	(349)	(6.7)%
Technology	3,104	1.1%	3,568	1.3%	(464)	(13.0)%
Royalties and resellers	2,797	1.0%	2,540	0.9%	257	10.1%
Other	791	0.3%	807	0.3%	(16)	(2.0)%
Total cost of revenues	$155,360	56.2%	$155,915	56.0%	$(555)	(0.4)%
Employee costs decreased primarily due to an increase in employee compensation capitalized in 2023 in relation to capitalized software projects as we are allocating more resources to product development this year, as well as a decrease in employee headcount. Data costs decreased primarily due to vendor credits recognized in 2023. Panel costs decreased primarily due to lower recruitment and support costs for our desktop and mobile panels. Systems and bandwidth costs increased primarily due to cloud computing and processing costs attributable to certain custom TV data set deliveries. Professional fees increased primarily due to an increase in consulting services related to our transformation initiatives.
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

Selling and marketing expenses for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$11,515	12.7%	$13,916	15.0%	$(2,401)	(17.3)%
Lease expense and depreciation	815	0.9%	997	1.1%	(182)	(18.3)%
Professional fees	808	0.9%	612	0.7%	196	32.0%
Technology	796	0.9%	809	0.9%	(13)	(1.6)%
Marketing and advertising	557	0.6%	419	0.4%	138	32.9%
Other	303	0.3%	446	0.5%	(143)	(32.1)%
Total selling and marketing expenses	$14,794	16.3%	$17,199	18.5%	$(2,405)	(14.0)%
Employee costs decreased primarily due to a decrease in employee headcount and lower commissions.
Selling and marketing expenses for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$39,266	14.2%	$42,211	15.2%	$(2,945)	(7.0)%
Lease expense and depreciation	2,332	0.8%	2,898	1.0%	(566)	(19.5)%
Professional fees	2,321	0.8%	1,697	0.6%	624	36.8%
Technology	2,351	0.9%	2,506	0.9%	(155)	(6.2)%
Marketing and advertising	1,662	0.6%	1,311	0.5%	351	26.8%
Other	1,052	0.4%	1,227	0.4%	(175)	(14.3)%
Total selling and marketing expenses	$48,984	17.7%	$51,850	18.6%	$(2,866)	(5.5)%
Employee costs decreased primarily due to a decrease in employee headcount and lower commissions.
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
Research and development expenses for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$6,291	6.9%	$6,906	7.4%	$(615)	(8.9)%
Technology	823	0.9%	789	0.9%	34	4.3%
Lease expense and depreciation	645	0.7%	688	0.7%	(43)	(6.3)%
Other	324	0.4%	358	0.4%	(34)	(9.5)%
Total research and development expenses	$8,083	8.9%	$8,741	9.4%	$(658)	(7.5)%
Research and development expenses for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$20,435	7.3%	$22,037	7.9%	$(1,602)	(7.3)%
Technology	2,541	0.9%	2,800	1.0%	(259)	(9.3)%
Lease expense and depreciation	1,833	0.7%	2,123	0.8%	(290)	(13.7)%
Other	983	0.4%	1,230	0.4%	(247)	(20.1)%
Total research and development expenses	$25,792	9.3%	$28,190	10.1%	$(2,398)	(8.5)%

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
General and administrative expenses for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$6,775	7.5%	$7,080	7.6%	$(305)	(4.3)%
Professional fees	3,408	3.7%	3,049	3.3%	359	11.8%
Technology	836	0.9%	820	0.9%	16	2.0%
Lease expense and depreciation	373	0.4%	395	0.4%	(22)	(5.6)%
Other	1,536	1.7%	1,555	1.7%	(19)	(1.2)%
Total general and administrative expenses	$12,928	14.2%	$12,899	13.9%	$29	0.2%
General and administrative expenses for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Employee costs	$20,972	7.6%	$25,080	9.0%	$(4,108)	(16.4)%
Professional fees	10,816	3.9%	11,671	4.2%	(855)	(7.3)%
Technology	2,539	0.9%	2,499	0.9%	40	1.6%
Lease expense and depreciation	1,052	0.4%	1,236	0.4%	(184)	(14.9)%
Other	4,397	1.6%	7,633	2.7%	(3,236)	(42.4)%
Total general and administrative expenses	$39,776	14.4%	$48,119	17.3%	$(8,343)	(17.3)%
Employee costs decreased primarily due to a decrease in stock-based compensation expense during the nine months ended September 30, 2023 and severance expense related to the retirement of our former CEO recognized during the nine months ended September 30, 2022. Other expense decreased primarily due to a $0.3 million loss resulting from the change in fair value of contingent consideration during the nine months ended September 30, 2023 compared to a $2.4 million loss during the nine months ended September 30, 2022.
Impairment of Right-of-use and Long-lived Assets
In the third quarter of 2023, we recorded a $1.5 million impairment charge related to certain office space lease right-of-use assets and related long-lived assets. The impairment charge was driven by our abandonment of certain leased office spaces prior to the end of the lease terms. No impairment of right-of-use and long-lived assets was incurred during the three and nine months ended September 30, 2022. For further information refer to Footnote 2, Summary of Significant Accounting Policies.
Organizational Restructuring
In September 2022, we communicated and began to implement a restructuring plan that included a workforce reduction. Certain other initiatives are expected to be completed as part of the restructuring plan, as described in Footnote 10, Organizational Restructuring. We incurred $0.4 million and $5.5 million of restructuring expenses during the three and nine months ended September 30, 2023, respectively, related to the plan and expect restructuring costs to continue through the remainder of 2023 as other initiatives are completed. We incurred $5.8 million of restructuring expenses during the three and nine months ended September 30, 2022.
Impairment of Goodwill
In the second quarter of 2023, as a result of a decline in our stock price and market capitalization, among other factors, we performed an interim impairment review of our goodwill. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $44.1 million non-cash impairment charge for the nine months ended September 30, 2023. In the third quarter of 2022, as a result of a decline in our stock price and market capitalization, among other factors, we performed an interim impairment review of our goodwill in conjunction with our October 1, 2022 annual testing date. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $46.3 million non-cash impairment charge for the three and nine months ended September 30, 2022.
For further information on our goodwill, refer to Footnote 4, Goodwill in this 10-Q and Item 7, "Critical Accounting Estimates" within our 2022 10-K.

Other Income, Net
Other income, net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. The following is a summary of other income, net for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Change in fair value of warrants liability	$634	$1,476	$407	$8,471
Other	(6)	1	18	(4)
Total other income, net	$628	$1,477	$425	$8,467
The change in other income, net for the three and nine months ended September 30, 2023 as compared to 2022 was largely driven by changes in the fair value of our warrants liability. The gain on the warrants liability for the three months ended September 30, 2023 was primarily due to a decrease in the trading price of our Common Stock during the quarter. The gain on the warrants liability for the nine months ended September 30, 2023 was primarily due to the decrease in the trading price of our Common Stock during the second and third quarter, offset by the exercise price adjustment described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. The gain on the warrants liability during the three and nine months ended September 30, 2022 was primarily due to a decrease in the trading price of our Common Stock during the respective periods.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our senior secured revolving credit agreement (the "Revolving Credit Agreement"), our sale-leaseback agreement, and our finance leases.
We incurred interest expense, net of $0.4 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively, and $1.1 million and $0.7 million during the nine months ended September 30, 2023 and 2022, respectively.
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
For the three months ended September 30, 2023 and 2022, the gain from foreign currency transactions was $1.1 million and $2.8 million, respectively. For the nine months ended September 30, 2023 and 2022, the (loss) gain from foreign currency transactions was $(0.5) million and $5.7 million, respectively. Gains and losses during these periods were primarily driven by fluctuations between the Chilean Peso, Euro, and U.S. Dollar exchange rates.
Income Tax (Provision) Benefit
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
For the three months ended September 30, 2023 and 2022, we recorded an income tax provision of $0.7 million and an income tax benefit of $0.1 million, respectively, resulting in effective tax rates of 22.1% and 0.2%, respectively. For the nine months ended September 30, 2023 and 2022, we recorded an income tax provision of $0.6 million and $1.9 million, respectively, resulting in effective tax rates of 1.1% and 3.0%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, increases in the valuation allowance against our domestic deferred tax assets and deferred tax benefits related to the impairment of goodwill. A deferred income tax benefit of $1.3 million related to the impairment of goodwill is included in the amounts recorded for the nine months ended September 30, 2023 and $1.4 million for the three and nine months ended September 30, 2022. The difference in income tax position during 2023 as compared to 2022 is primarily due to a decrease in estimated foreign tax expense in 2023.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$30,285	$36,536
Net cash used in investing activities	(17,849)	(13,225)
Net cash used in financing activities	(2,650)	(17,577)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(2,502)
Net increase in cash, cash equivalents and restricted cash	9,811	3,232

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
As of September 30, 2023, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $30.3 million (including $0.2 million in restricted cash), cash flows from our operations, and amounts available to us under our Revolving Credit Agreement, as described below.
On May 5, 2021, we entered into the Revolving Credit Agreement with Bank of America N.A. The Revolving Credit Agreement provides a borrowing capacity equal to $40.0 million, which was increased from $25.0 million on February 25, 2022. As of September 30, 2023, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.4 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.6 million. The outstanding borrowings under the Revolving Credit Agreement are classified within current liabilities as the facility matures in May 2024.
At an annual meeting of stockholders held on June 15, 2023 (the "Annual Meeting"), our stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof. On the same date, each holder of Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by us on that date. The deferred dividends will accrue at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023 subject to certain conditions. As of September 30, 2023, accrued dividends for the Preferred Stock totaled $19.8 million.
Macroeconomic Factors
Macroeconomic challenges such as inflation, rising interest rates, capital market disruptions and recession concerns have caused some advertisers to reduce or delay advertising expenditures in recent years. These declines have had a direct impact on demand for our products, particularly those that are tied to discretionary advertising spend. We expect that softness in the advertising market will continue to affect our business through the end of 2023 and into 2024. Although we cannot quantify the impact of macroeconomic factors on our future results, any worsening of ad market conditions could negatively impact our financial position and liquidity.
Preferred Stock
On March 10, 2021, in connection with the Securities Purchase Agreements described above, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of September 30, 2023, each share of Preferred Stock was convertible into 1.097283 shares of Common Stock, with such conversion rate scheduled to return to 1.00 upon payment of accrued dividends.
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
The amount we are able to borrow under the Revolving Credit Agreement is subject to compliance with financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. Notably, the Revolving Credit Agreement (as amended) contains financial covenants that require us to maintain a minimum Consolidated Asset Coverage Ratio and minimum Liquidity through maturity, minimum Consolidated EBITDA for periods through December 31, 2023, and a minimum Consolidated Fixed Charge Coverage Ratio for periods after December 31, 2023 (each term as defined in the Revolving Credit Agreement). As of September 30, 2023, we were in compliance with our covenants under the Revolving Credit Agreement, and based on our current plans, we do not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement.
As of September 30, 2023, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.4 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.6 million. The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods, and support our working capital position. While we continue to take steps to reduce our outstanding trade payables and improve our working capital position, our liquidity could be negatively affected if we are unable to generate sufficient cash from operations to satisfy outstanding payables and meet our other financial obligations as they come due. Our liquidity could also be significantly affected if we are unable to repay or refinance our outstanding borrowings under the Revolving Credit Agreement upon its maturity in May 2024.
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
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of goodwill and other assets, stock-based compensation, deferred tax provision or benefit, change in the fair value of contingent consideration and warrants liability, and amortization of deferred financing costs.
Net cash provided by operating activities for the nine months ended September 30, 2023 was $30.3 million compared to $36.5 million for the nine months ended September 30, 2022. The decrease in cash provided by operating activities was primarily attributable to a net decrease in cash generated from operating assets and liabilities, with $6.3 million generated for the nine months ended September 30, 2023 as compared to $15.1 million for the nine months ended September 30, 2022. The lower amount of cash generated from operating assets and liabilities in 2023 was primarily due to severance payments made in 2023, as well as the first payment of contingent consideration for our 2021 Shareablee acquisition.
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
Net cash used in investing activities for the nine months ended September 30, 2023 was $17.8 million compared to $13.2 million for the nine months ended September 30, 2022. The increase in cash used in investing activities was primarily due to an increase in cash paid for capitalized internally developed software as we increased our focus on product infrastructure and innovation in 2023.

Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2023 was $2.7 million compared to $17.6 million during the nine months ended September 30, 2022. The decrease in cash used in financing activities was primarily due to the deferral of accrued dividends due to holders of the Preferred Stock in the second quarter of 2023, as described under "Preferred Stock" above. This was offset by a portion of the first payment of contingent consideration for our 2021 Shareablee acquisition initially recorded at fair value and paid during the nine months ended September 30, 2023.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected (Smart) television providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms from one to eight years. As of September 30, 2023, the total fixed payment obligations related to set-top box and connected (Smart) television data agreements are $279.5 million and $2.5 million, respectively. In addition, we expect to make variable payments related to a set-top box data agreement totaling an estimated $1.9 million by the end of 2023.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from less than one to five years. As of September 30, 2023, the total fixed payment obligation related to these agreements is $45.0 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is less than one year. As of September 30, 2023, the total fixed payment obligation related to this agreement is $1.8 million.
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
For discussion of the market risk associated with our interest rate, foreign currency and warrants liability risks, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2022 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2023, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
The notification letter provided an automatic period of 180 calendar days to regain compliance with Rule 5450(a)(1). To regain compliance, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to the expiration of the 180-day period (January 8, 2024). In the event that we do not regain compliance during the initial 180-day period, the letter provides that we may be eligible for additional time to reach compliance.
We are actively monitoring the bid price of our Common Stock and will consider all available options to resolve the deficiency and regain compliance with Rule 5450(a)(1). We are committed to regaining compliance prior to the expiration of applicable compliance periods. If we are unable to do so, however, Nasdaq may take action to delist our Common Stock. A delisting of our Common Stock could negatively impact us and our stockholders by reducing the liquidity and market price of our Common Stock and potentially reducing the number of investors willing to hold or buy our Common Stock. A delisting also could have negative consequences under our financing agreements and could adversely affect our ability to raise capital.
There is no guarantee that a reverse stock split, if implemented, would be effective to maintain our listing on Nasdaq.
Our Board of Directors has adopted, subject to approval by our stockholders, a proposed amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split, which would combine shares of Common Stock issued and outstanding or held in treasury into a lesser number of shares of Common Stock at a ratio in the range of 1-for-2 and 1-for-30, with the exact ratio to be selected by our Board. The primary purpose of the reverse stock split, should our Board choose to effect it, is to increase the per-share price of our Common Stock in order to meet the price criteria for continued listing on Nasdaq. However, there is no guarantee that the closing bid price of our Common Stock would remain at or above $1.00 for 10 consecutive business days following a reverse stock split, as required to cure our current Nasdaq listing standard deficiency. Moreover, there can be no assurance that a reverse stock split, even if effective to cure the current deficiency, would lead to a sustained increase in the trading price of our Common Stock. The trading price of our Common Stock would continue to be affected by many factors, including our business prospects and performance, our capital structure, and general economic, market and industry conditions.
Implementing a reverse stock split would not increase the actual or intrinsic value of our business or change a stockholder's proportional ownership in the Company. Should the overall value of our Common Stock decline after a reverse stock split, then the actual or intrinsic value of the shares of Common Stock held by our stockholders would proportionately decrease as a result of the overall decline in value. Moreover, the liquidity of our Common Stock could be harmed by a reverse stock split given the reduced number of shares that would be outstanding after the split, particularly if the expected increase in stock price as a result of the split is not sustained.
Our Board is considering alternatives to the reverse stock split and reserves the right, notwithstanding stockholder approval and without further action by our stockholders, to abandon the amendment to our Amended and Restated Certificate of Incorporation and the reverse stock split if, at any time prior to the filing of the amendment with the Secretary of State of Delaware, the Board determines that it is not in the best interests of the Company or our stockholders to proceed.
Our outstanding securities, the stock or securities that we may issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of September 30, 2023, our Preferred Stock was convertible into an aggregate of 90,556,132 shares of Common Stock at the election of the holders. Furthermore, we have reserved 5,457,026 shares of Common Stock for issuance pursuant to our Series A Warrants, which are subject to adjustment upon certain issuances of capital stock. We have also issued 8,066,876 shares of Common Stock to the selling stockholders of Shareablee (which we acquired in December 2021), and we may elect to pay any deferred consideration due to the Shareablee sellers in 2023 and 2024 in shares of Common Stock. In addition, in June 2023 our stockholders adopted an amendment to the Certificate of Designations of our Preferred Stock to permit payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock (which would be convertible into shares of Common Stock) or a combination thereof.
As of September 30, 2023, 2,181,561 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 6,301,054 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including Shareablee plan awards and an employment inducement award we granted in 2021), and 6,796,763 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2023
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
November 7, 2023