Form 10-K
period 2023-12-31
COMSCORE, INC.
filed 2024-03-12
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
Form 10-K
__________________________________________________________________
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $62.6 million (based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date). Solely for purposes of this disclosure, shares of the registrant's common stock held by executive officers and directors and each person who owned 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 6, 2024, there were 4,755,153 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant's Proxy Statement with respect to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days following the end of the registrant's fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K.

COMSCORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Annual Report on Form 10-K, or 10-K, including the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K, and the information incorporated by reference in this 10-K, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding our restructuring activities and cost-reduction initiatives; macroeconomic trends that we expect may influence our business, including declines in discretionary advertising spending; plans for financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with debt and financing covenants, dividend requirements and other payment obligations; expectations regarding our commercial relationships and the development and introduction of new products; potential limitations on our net operating loss carryforwards and other tax assets; regulatory compliance and expected changes in the regulatory, industry or privacy landscape affecting our business; expected impact of contractual disputes, litigation and regulatory proceedings; and plans for growth and future operations, as well as assumptions relating to the foregoing.
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
The platforms we measure include televisions, mobile devices, computers, tablets, connected TV devices and movie theaters. The information we analyze crosses geographies, types of content and activities, including websites, mobile and over the top applications, video games, television and movie programming, electronic commerce ("e-commerce") and advertising.
We are a Delaware corporation headquartered in Reston, Virginia with principal offices located at 11950 Democracy Drive, Suite 600, Reston, VA 20190. Our telephone number is 703-438-2000.
Recent Key Developments
Special Meeting and Reverse Stock Split
On December 12, 2023, we held a special meeting of stockholders of the Company. At the special meeting, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") for the purpose of effecting a reverse stock split of all outstanding shares of Common Stock, par value $0.001 per share (the "Common Stock") and reducing the number of authorized shares of Common Stock by the same ratio as the reverse stock split. Following the special meeting, our Board of Directors approved a final ratio of 1-for-20 for the reverse stock split with an effective date of December 20, 2023.
On December 20, 2023, we filed the Certificate of Amendment with the Secretary of State of the State of Delaware to implement the reverse stock split. The Certificate of Amendment reduced the number of authorized shares of Common Stock from 275,000,000 to 13,750,000 and the total number of shares of stock authorized for issuance from 380,000,000 to 118,750,000. We implemented the reverse stock split on December 20, 2023.
Our Common Stock began trading on a split-adjusted basis on the Nasdaq Global Select Market at the market open on December 20, 2023 under the existing trading symbol "SCOR." The new CUSIP number for our Common Stock following the reverse stock split is 20564W204.
Dividend Waivers
On June 15, 2023, at our request, each holder of our Series B Convertible Preferred Stock, par value $0.001 per share ("Preferred Stock") waived its right to receive on June 30, 2023 the annual dividends that otherwise would have been payable by us on that date. Under the waivers and the Certificate of Designations governing the Preferred Stock, the deferred dividends would accrue at a rate of 9.5% per year from June 30, 2023 until paid, with payment to occur on or before December 31, 2023 subject to certain conditions. Upon receipt of the waivers, our Board of Directors unanimously agreed to defer the June 2023 dividend declaration and payment in order to provide flexibility for our management team to continue to execute our strategic plan and consider dividend payment options later in the year. In evaluating whether to defer payment, our Board of Directors and management considered the approval by our stockholders, at an annual meeting held on June 15, 2023, of proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof.

On December 26, 2023, again at our request, each holder of our Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023. Under these most recent waivers and the Certificate of Designations, the deferred dividends will continue to accrue at a rate of 9.5% per year until paid, with payment to occur on or before June 30, 2024 subject to certain conditions.
Amendment to Revolving Credit Agreement
On February 24, 2023, we entered into an amendment to our senior secured revolving credit agreement that modified certain financial covenants under the revolving credit agreement, introduced a minimum liquidity covenant, and modified the Applicable Rate definition in the revolving credit agreement to increase the Applicable Rate payable on SOFR-based loans to 3.50%. Refer to Footnote 6, Debt, of the Notes to the Consolidated Financial Statements for additional information about this amendment.
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
•We obtain television viewership information from satellite, telecommunications, connected (Smart) TV and cable operators covering tens of millions of television and VOD screens.
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
•An ability to harness the power of artificial intelligence, or AI, to intelligently contextualize massive amounts of web and video content, which allows us to inform targeted and brand-safe advertising.
Product Delivery
We deliver our products and services through diverse methods to meet the needs of our customers. These include Software-as-a-Service ("SAAS") delivery platforms, application programming interfaces, data feeds that integrate directly with customer systems whether in-house or via data collaboration/data clean room environments, and integrations with advertising technology providers such as ad servers, customer and data management platforms, supply-side platforms, and demand-side platforms that enable data management, ad management and programmatic ad trading.
Our Products and Services
Our products and services help our customers reach audiences on the right platform, service the best creative content, and gain the right insights that can help marketers understand audience preferences. We do this by measuring audiences and consumer behavior across media platforms, while offering validation of advertising delivery and its effectiveness. Our customers include:
•Local and national television broadcasters and content owners;
•Network operators including cable companies, mobile operators and internet service providers;
•Distributors of streaming video content;
•Digital content publishers and social media platforms;
•Advertising technology companies that aggregate supply and demand side inventory for sale to end customers;
•Advertising agencies, including holding companies and independent agencies;
•Movie studios and movie theater operators;
•Financial service companies, including investment firms, consumer banks and credit card issuers;
•Manufacturers and retailers of consumer products such as consumer packaged goods, pharmaceuticals, automotive and electronics;
•Telecommunication and internet technology companies; and
•Political campaigns and related organizations.
Our products and services are organized around two solution groups:
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
We categorize our revenue for 2023 and prior periods along these two solution groups; however, our shared cost structure is defined and tracked by function and not by our solution groups. These shared costs include employee costs, operational overhead, data centers and our technology that supports our product offerings.

Digital Ad Solutions products and services include:
•Media Metrix Multi-Platform and Mobile Metrix, which measure websites and applications on computers, smartphones and tablets across dozens of countries, are leading currencies for online media planning and enable customers to analyze audience size, reach, engagement, demographics and other characteristics. Publishers use Media Metrix Multi-Platform and Mobile Metrix to demonstrate the value of their audiences and understand market dynamics, and advertisers and their agencies use Media Metrix Multi-Platform and Mobile Metrix to plan and execute effective marketing and content campaigns. These products also provide competitive intelligence such as cross-site visiting patterns, traffic source/loss reporting and local market trends.
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
•Activation Solutions (branded as Proximic), including Audience Activation and Content Activation. Comscore Audience Activation offers targeting with demographics and cross-screen behaviors for digital, mobile and CTV campaigns. Comscore Content Activation provides a robust set of pre-bid inventory filters to help marketers and media companies achieve brand-safe, relevant campaign delivery across desktop, mobile, podcasts, and CTV. Within the Content Activation suite, Predictive Audiences delivers contextually delivered, ID-free segments based on granular audience behaviors.
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
Recent Product Innovation
Cookieless - Engineering Products in a Privacy Centric World
Our digital measurement is centered upon using first party panel data combined with additional information captured through census measurement and data partnerships. Historically, we have used cookies and mobile advertising IDs to provide additional context and scale to our digital audience measurement solutions, as well as to assist in more targeted measurement and reportability. The continued development of opt-in permissions and enhanced focus on consent-based measurement provide the benefit of limiting the transfer of consumer personal information, but also mean changes to data collection, storage and delivery processes. In particular, limitations on the use of cookies and similar technologies create significant challenges for products that use these technologies for data collection and measurement.
We continue to innovate and adapt our methodologies to lead the transition to a more privacy-centric world. A key component is leveraging our capabilities in panels, which we believe give us a competitive advantage in digital and cross-platform management. In parallel, our work with existing and new partners to collaborate and test emerging solutions is intended to expand the reach of our large-scale integrations. We are creating measurement innovations designed to produce stronger products engineered for privacy, building from our pioneering UDM concept by introducing UDM 2.0, and moving toward privacy-first consented identifiers and methodologies.
We are also engaged in industry initiatives that focus on the viability and success of cross media measurement to support the "free web," which is driven by advertising investment. In 2021, we were selected by the Association of National Advertisers ("ANA") as a partner in their Cross-Media Measurement initiative to work alongside Google, Meta, and TikTok in a global privacy measurement framework proposal from the World Federation of Advertisers ("WFA"). During 2022 and 2023, we worked with the ANA to demonstrate that the WFA's framework for content and ad measurement can be successful and scale.
Comscore Predictive Audiences
With third-party cookie deprecation fast approaching, advertisers need bold new solutions to ensure their campaigns continue to reach the right audiences without interruption. In response to this need, we launched Predictive Audiences – an ID-free targeting capability that enables advertisers to reach audiences based on granular consumer behavior through privacy-friendly contextual signals. This solution delivers scale and precision beyond what was previously available in the industry, and can be used across digital, mobile, and CTV campaigns.
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
•Companies that provide audience measurement and competitive intelligence across digital platforms, including Nielsen, Similarweb and data.ai;
•Analytical services companies that provide customers with detailed information about behavior on their own websites, including Adobe Analytics, IBM Planning Analytics and webtrends;
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
Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. A number of laws have recently come into effect, and there are proposals pending before federal, state and foreign legislative and regulatory bodies that have affected and are likely to continue to affect our business. For example, the European Union's ("EU") General Data Protection Regulation, or GDPR, became effective in 2018, imposing more stringent EU data protection requirements and providing for greater penalties for noncompliance. In addition, regulators in the EU, the U.S. and elsewhere are increasingly focused on transparency, consent, consumer choice and the collection of data using tracking technologies. In the EU, cross-border data transfers are increasingly scrutinized to ensure compliance, and there have been expanded enforcement efforts in this area. A number of U.S. states now have comprehensive privacy laws governing the collection and use of personal information. The California Consumer Privacy Act, which went into effect in 2020, was substantially expanded by the California Privacy Rights Act of 2020, which went into effect in January 2023. The Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and the Utah Consumer Privacy Act all came into effect in 2023. State-level momentum to pass comprehensive privacy laws will likely continue in 2024. These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and impose new and complex requirements on our business. Failure to comply with these laws or other privacy, data collection, data transfer or consent requirements, could result in substantial penalties and reputational harm.
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
As of January 31, 2024, we had approximately 1,250 employees and 250 contingent providers/contractors. Our employee population, which is comprised 94% of full-time employees and 6% of part-time employees, is dispersed across the globe, as outlined below as of December 31, 2023.

Percent of Employees
North America	61%
Asia-Pacific Rim	17%
Europe	12%
Latin America	10%
The following table outlines the percentage of employees in different functional areas as of December 31, 2023:

Percent of Employees
Product and Technology	55%
Sales and Service	19%
Movies	16%
General and Administrative	10%

Employee Engagement & Retention
The development, attraction and retention of talent is critical to the success of our business. We focus on building employee engagement; developing a positive culture of trust, transparency, learning, and involvement; and competitive pay and benefits structures to attract and retain employees and protect the intellectual capital that we have built. We regularly review our employee turnover and satisfaction rates, and develop strategies and tactics to improve employee engagement and retention. On average, employee tenure is approximately six years, and more than 20% of our employees have been employed by our company for more than ten years.
We seek to attract and retain the best talent from a diverse group of sources around the world, in order to meet our current and future staffing needs. In addition to a robust employee referral practice and independent outreach, we have developed relationships with universities, professional associations, and industry alliances to further increase our outreach and talent pool. In 2023, our company conducted hiring in North America, Europe, India, and Latin America.
Where feasible within the countries in which we operate, we provide a competitive and varied portfolio of healthcare, wellness, financial, and other benefit offerings to suit the diverse needs and lifestyles of our employees. Within the United States, 84% of our eligible employee population was enrolled in one of our healthcare plans as of December 31, 2023.
We provide virtual, on-demand learning opportunities to all employees, and we also develop and deliver custom learning programs to meet specific business needs and employee interests. In 2023, approximately 70% of our employees participated in learning activities through the on-demand portal.
We believe we have strong labor practices and employee-friendly policies that enable a culture of trust, collaboration, and compliance. Our employment standards begin and end with respect for the dignity and worth of each person. Employees have multiple avenues through which to express opinions, ideas, and concerns, which enables an open culture of communication and inclusion; our policies require that complaints are investigated and any findings are addressed. Our employees are not represented by labor unions outside of those few countries where union representation is a customary practice of doing business. We operate a Compliance Management System, a key component of which is mandatory training for all employees in areas including workplace harassment and our code of business conduct.
Work Environment
We believe we have created a work environment, whether in person or virtually, that represents our commitment to safety and wellness. We provide both system and technology capability as well as personal support, including wellness activities and resources, virtual social activities, and support for working parents. Supporting the person, not just the "worker," allows us to maintain business operations without endangering employees or customers. We had no safety incidents reported in 2023.
Diversity and Inclusion
We strive to build and develop a workforce that reflects diversity, equity, and inclusion at all levels of the organization. As of December 31, 2023, over 40% of our global workforce was female and approximately 40% of our executive leaders were female. Within the United States, more than 30% of our employees identified as a person of color or as other than white. Our view is that our culture of involvement and appreciation of others enables us to more fully develop and leverage the strengths of our workforce to meet our business objectives. We place a high value on inclusion and employee-led opportunities across the Company, including the Employee Resource Groups ("ERGs") which are sponsored by senior leadership but are developed and maintained by diverse groups of employees who share or champion common interests, representations, or causes. We currently have ERGs in support of LGBTQ+ persons, people of color, women, young professionals, and remote workers. We have amplified our conversation and actions relating specifically to inclusion and diversity over recent years, taking a more active executive stance and implementing learning and development initiatives, additional ERGs, virtual employee gatherings and activities, and talent acquisition opportunities.
Locations and Geographic Areas
We are located around the globe with employees in 15 countries. Our primary geographic market for employees is the United States, followed by Asia, Europe, Latin America and Canada. For information with respect to sales by geographic markets, refer to Footnote 4, Revenue Recognition, of the Notes to Consolidated Financial Statements.
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
Stephen (Steve) Bagdasarian has served as our Chief Commercial Officer since November 2023 and was our Executive Vice President, Growth from October 2022 to November 2023. Mr. Bagdasarian previously served as Chief Operating Officer, Digital (January 2022 – October 2022), General Manager, Media and Strategy (July 2019 – December 2021) and General Manager, Liquid Wireless (July 2014 – July 2019) of Publishers Clearing House, a direct marketing and media company. Prior to Publishers Clearing House, he held a number of senior business development, strategy and marketing roles with digital technology companies. Mr. Bagdasarian is a member of TBD Angels, an angel investor group, and has invested and served as an advisor to several early-stage digital technology companies. He holds a bachelor's degree from College of the Holy Cross and a master's degree in business administration from Babson F.W. Olin Graduate School of Business.
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
Non-Executive Directors
Nana Banerjee has served as Chairman of the Board since July 2022 and as a director since March 2021. Dr. Banerjee has served as President and CEO and a member of the board of directors of Pelmorex Corp., an international weather and data analytics company, since April 2023. He previously served as a senior advisor to the CEO of Cerberus Capital Management, a private equity firm, from September 2021 until April 2023. He also served on the board of multiple Cerberus portfolio companies. From March 2020 to September 2021, he served as a Senior Managing Director of Cerberus Global Technology Solutions. Dr. Banerjee brings extensive experience in leading, innovating and scaling analytics and technology businesses globally. Prior to joining Cerberus, he served as the President and CEO of McGraw-Hill, an education solutions company, and a member of its board of directors from April 2018 to October 2019. From September 2012 to March 2018, he was Group President and an Executive Officer of Verisk Analytics, a data analytics company, with responsibility for its high-growth businesses as well as oversight responsibility for its joint data and development environment and its centralized AI and advanced analytics organizations. He joined Verisk as part of its acquisition of Argus Information and Advisory Services, where he was CEO, and co-president and chief operating officer in prior roles. In other prior roles, Dr. Banerjee served as head of Citibank's credit card business in the United Kingdom and as vice president of marketing and analytics at GE Capital. Dr. Banerjee has a Ph.D. in applied mathematics from the State University of New York, a M.S. degree in mathematics from the Indian Institute of Technology, Delhi, and a B.S. degree with honors in mathematics from St. Stephens College, Delhi. Dr. Banerjee's extensive experience in analytics and technology enable him to bring valuable perspective to our Board.
Itzhak Fisher has served as a director since March 2021. Mr. Fisher is the Chairman and founder (2014 to present) of Pereg Ventures, a venture capital fund that invests in B2B information services businesses across the United States and Israel. Previously, he served as the EVP of global product, strategy and business development at Nielsen, as founder and Executive Chairman of Trendum, and as President and CEO of RSL Communications, where he built a telecommunications company that operated in over 20 countries and generated more than $1.5 billion in revenues. Mr. Fisher received a B.S. in Computer Science from New York Institute of Technology and completed advanced studies in computer science at New York University. His other affiliations include the Rwanda Development Board and Rwanda Mines, Petroleum and Gas Board; Strategic Advisory Group, Goldman Sachs; Advisory Board, NYU Courant Institute of Mathematical Sciences; and President's Council, Tufts University. Mr. Fisher brings to our Board substantial experience in creating, operating and investing in digital, media and retail companies.
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
William (Bill) Livek has served as our Vice Chairman since January 2016. Mr. Livek was our Chief Executive Officer from November 2019 to July 2022 and our President from January 2016 to May 2018. He previously served as Vice Chairman and Chief Executive Officer of Rentrak Corporation, a media measurement and consumer targeting company, from June 2009 until our merger with Rentrak in January 2016. Prior to Rentrak, Mr. Livek was founder and Chief Executive Officer of Symmetrical Capital, an investment and consulting firm; Senior Vice President, Strategic Alliances and International Expansion, of Experian Information Solutions, Inc., a provider of information, analytical and marketing services; and co-President of Experian's subsidiary Experian Research Services. Mr. Livek has served on the board of directors of Red Violet, Inc. since January 2024 and the Advertising Research Foundation ("ARF") since July 2022, and prior to that was a member of the ARF board of trustees. He holds a B.S. degree in Communications Radio/Television from Southern Illinois University. Mr. Livek brings substantial industry experience, customer relationships and audience measurement expertise to our Board.
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
Martin (Marty) Patterson has served as a director since March 2021. Mr. Patterson currently serves as Senior Vice President of Liberty Media Corporation, Qurate Retail, Inc., Liberty TripAdvisor Holdings, Inc., Atlanta Braves Holdings, Inc. and Liberty Broadband Corporation. He has been with Liberty Media Corporation, a media, communications and entertainment company, and its predecessors since 2010. Mr. Patterson was formerly a director of Skyhook Wireless, Inc. and Ideiasnet S.A. He received his B.A. from Colorado College and is a CFA Charterholder. Mr. Patterson brings to our Board extensive experience identifying and evaluating investment opportunities in the technology, media and telecommunications sectors.
Brent Rosenthal has served as Lead Director since July 2022 and as a director since January 2016. He served as Chairman of the Board from April 2018 to July 2022. Mr. Rosenthal is the Founder of Mountain Hawk Capital Partners, LLC, an investment fund focused on small and microcap equities in the technology, media, telecom (TMT) and food industries. Mr. Rosenthal has been the Lead Independent Director/Non-Executive Chairman of the board of directors of RiceBran Technologies, a food company, since July 2016 and served as an advisor to the board of directors and executive management of FLYHT Aerospace from December 2019 to June 2020 and as a member of the FLYHT Aerospace board of directors since June 2020. He has served on the board of directors of Syntec Optics (formerly OmniLit Acquisition Corp.) since April 2023. He previously served on the board of directors of SITO Mobile, Ltd. from August 2016 to July 2018, and as Non-Executive Chairman of its board of directors from June 2017 to July 2018. Previously, Mr. Rosenthal was a Partner in affiliates of W.R. Huff Asset Management where he worked from 2002 to 2016. Mr. Rosenthal served as the Non-Executive Chairman of Rentrak Corporation from 2011 to 2016. He was Special Advisor to the board of directors of Park City Group from November 2015 to February 2018. Mr. Rosenthal earned his B.S. from Lehigh University and M.B.A. from the S.C.

Johnson Graduate School of Management at Cornell University. He is an inactive Certified Public Accountant. Mr. Rosenthal brings to our Board financial expertise and experience in the media and information industries.
Brian Wendling has served as a director since March 2021. Mr. Wendling is Chief Accounting Officer and Principal Financial Officer of Liberty Media Corporation, Qurate Retail, Inc., Liberty Broadband Corporation and Atlanta Braves Holdings, Inc. He is also Senior Vice President and Chief Financial Officer of Liberty TripAdvisor Holdings, Inc. Mr. Wendling has held various positions with these companies and their predecessors since 1999. Prior to joining these companies, he worked in the assurance practice of the accounting firm KPMG. Mr. Wendling has previously served on the boards of Fun Technologies Inc. and CommerceHub, Inc. He also serves on the board of Clothes to Kids of Colorado and the Indiana University Accounting Advisory Board. He received his Bachelor of Science degree in accounting from Indiana University. Mr. Wendling brings over 25 years of accounting, public reporting and compliance experience to our Board.
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
Risks Related to Our Business and Our Technologies
•Macroeconomic factors could continue to impact demand for our products and increase our costs.
•The market for our products is highly competitive, and our revenues could decline if we cannot compete effectively.
•If we are unable to provide complete analytics, our ability to maintain and grow our business will be harmed.
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
Risks Related to Legal and Regulatory Compliance, Litigation and Tax Matters
•Concern over data privacy and security, AI and data governance could materially harm our business.
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
Risks Related to Our Capital Structure and Financings
•The holders of our Preferred Stock have significant influence and rights that may conflict with the interests of our other stockholders.
•We may not realize the anticipated benefits of our Preferred Stock transactions, including commercial benefits from our data license with Charter.
•Our financing and debt obligations and covenants could restrict our operating flexibility.
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
•Actions of activist stockholders may disrupt our business and cause fluctuations in our stock price
•Provisions in our governing documents and under Delaware law might discourage, delay or prevent a change of control or changes in our management.
Risks Related to Our Business and Our Technologies
Macroeconomic factors could continue to adversely affect our business and financial results.
Our business depends on the health of the media and advertising industries in which we operate. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' spending priorities, and the economy in general. Over the past two years, macroeconomic factors including inflation, rising interest rates and supply chain disruptions have caused some advertisers to reduce or delay advertising expenditures. These declines, which may continue in future periods, have a direct impact on demand for our products, which measure advertising campaigns and audiences across platforms.
Further reductions in advertising spending could result in customers terminating their subscriptions for our products, delaying renewals, or renewing on terms less favorable to us. Furthermore, our newer products, for which we recognize revenue based on impressions used, are subject to higher fluctuations in revenue from changes in our customers' advertising budgets and spending. Macroeconomic factors could also increase our costs, reducing margins and preventing us from meeting our profitability goals. Finally, these factors make it more difficult for us to predict our future revenue and costs, which could result in misallocation of resources or operating inefficiencies that could harm our business. The extent of the impact of macroeconomic factors on our business is uncertain and may continue to adversely affect our operations and financial results.
The market for media measurement and analytics products is highly competitive, and if we cannot compete effectively, our revenues could decline and our business could be harmed.
The market for audience and advertising measurement products is highly competitive and continues to evolve rapidly. We compete primarily with providers of media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers, and with internal solutions developed by customers and potential customers. In recent years, competition has intensified as a result of the entrance of new competitors, the increasing variety and number of media channels and platforms requiring measurement, and the development of new technologies, products and services in our industry to address this media fragmentation. We expect these trends to continue. Some of our competitors have substantially greater resources than we do. As a result, these competitors may be able to devote greater resources to development of systems and technologies, acquisition of data, recruitment and retention of personnel, marketing and promotional campaigns, panel retention and development, and other key areas that can impact our ability to compete effectively. In addition, some of our competitors have adopted and may continue to adopt aggressive pricing policies, including the provision of certain services at little or no cost, in order to retain or acquire customers. Furthermore, large software companies, internet platforms and database management companies may enter our market or enhance their current offerings, either by developing competing services or by acquiring our competitors, and could leverage their significant resources and pre-existing relationships with our current and potential customers. Finally, consolidation of our competitors could make it difficult for us to compete effectively. If we are unable to compete successfully against our current and future competitors, we may not be able to retain and acquire customers, and we may consequently experience a decline in revenues, reduced operating margins, loss of market share and diminished value from our products.
If we are unable to provide television, digital or cross-platform analytics, or if our analytics are incomplete, our ability to maintain and grow our business will be harmed.
As the media and advertising industries increasingly evaluate advertising campaigns across various forms of media, the ability to measure the combined size and composition of audiences across channels and platforms is increasingly important and in demand. If we are unable to gain or maintain access to information measuring a media component or type, or if we are unable to do so on commercially reasonable terms, our ability to meet our customers' demands and our business and financial performance may be harmed. Furthermore, even if we do have access to a particular form of data, if we have insufficient technology or encounter challenges in our methodological approaches, our products may be inferior to other offerings, and we may be unable to meet our customers' demands. In such event, our business and financial performance may be harmed.
Our competitors may have more leverage with data providers than we do, which may result in those providers being unwilling to provide us with access to quality data to support our products, on reasonable terms or at all. Likewise, our acquisition of data may be reliant on large digital publishers that may technologically or legally prevent access to their proprietary platforms for research or measurement purposes. Moreover, as mobile devices, technology and CTV viewing continue to proliferate, gaining and maintaining cost-effective access to mobile and CTV data has become increasingly critical, and we could face difficulty in accessing these forms of data on reasonable terms or at all. If we are unable to acquire and integrate data effectively and efficiently, or if the cost of data acquisition or integration continues to increase, our business, financial condition and results of operations will be harmed.
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
We operate in industries that require sophisticated data collection and processing technologies. Our future success will depend in large part on our ability to develop new and modify or enhance our existing products and services, including without limitation, our data collection technologies and approaches, in order to meet customer needs, add functionality and address technological advancements and evolving industry standards.
For example, the development of opt-in permissions and enhanced focus on consent-based measurement provide the benefit of limiting the transfer of consumer personal information, but also mean changes to our data collection, storage and delivery processes. In particular, limitations on the use of cookies, pixels and similar technologies (which we collectively refer to as "cookies") may create significant challenges for our products that use these technologies for data collection and measurement. The most common Internet browsers allow users to delete and block cookies through changes to their settings, and some browsers and software providers block cookies by default. Moreover, Google has publicly stated that it will stop allowing cross-domain third-party cookies in its Chrome browser in 2024, and Apple previously stopped supporting third-party cookies in its Safari browser. We also maintain mechanisms for users to opt out of the collection of their information via cookies and other technologies. Any substantial reduction in the availability, use or effectiveness of cookies - whether due to user opt-outs, browser changes, regulatory action or otherwise - could negatively affect our products that use these technologies.
As we innovate and adapt our methodologies to address the deprecation of cookies and other technological challenges, our products may be negatively impacted. For example, we may be unable to report the same types of data or level of granularity as previously available; we may see breaks in historical trends or comparability of data across periods; and we may experience delays or disruptions in service delivery to our customers. If we are unable to address these issues, our products may become less competitive or obsolete.
More generally, we will need to develop new products and methodologies to address evolving technologies and standards across the universe of media, including television, online and mobile usage. However, we may be unsuccessful in identifying new product opportunities, developing or marketing new products in a timely or cost-effective manner, or obtaining the necessary access to data or technologies needed to support new products, or we may be limited in our ability to operate due to patents held by others. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop and integrate timely enhancements to, and new features for, our existing methodologies or products or if we are unable to develop new products and technology that keep pace with rapid technological developments, changing industry standards or consumer preferences, our products may become obsolete, less marketable and less competitive, and our business will be harmed.

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
If we are not able to maintain panels of sufficient size and scope, or if the costs of establishing and maintaining our panels increase, our business could be harmed.
We believe that the quality, size and scope of our research panels are important to our business. In recent years, however, panel participation has declined, in part due to changes by software providers that have made it more difficult to obtain consent to participate in panels, steps taken by antivirus providers to remove third-party measurement software despite panelists' previous consent, and operating system updates (including iOS and Android) that limit the ability of third parties to measure device usage. At the same time, the difficulty of recruiting new panelists has increased. Although we have taken steps to mitigate the impact of these changes on our business, there can be no assurance that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. We anticipate that the cost of panel recruitment will increase with the proliferation of proprietary and secure media content delivery platforms, evolving industry practices and regulatory developments, and that the difficulty in collecting these forms of data will continue to grow, which may require significant hardware and software investments, as well as increases to our panel incentive and panel management costs. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins may be reduced and our financial results could be adversely affected. If we are unable to maintain panels of sufficient size and scope, we could face negative consequences, including degradation in the quality and competitiveness of our products, failure to receive accreditation from industry associations, loss of customers and damage to our brand.
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

Our customers have no obligation to renew after the expiration of their initial subscription period, and we cannot be assured that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Furthermore, our newer products, for which revenue is recognized based on impressions used, are subject to higher fluctuations in revenue. Our customer renewal rates may decline or fluctuate due to a number of factors, including customer satisfaction or dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, the health of the advertising marketplace and the industries in which we operate, mergers and acquisitions affecting our customer base, general economic conditions or reductions in our customers' spending levels.
Our growth depends upon our ability to retain existing large customers and add new large customers. To the extent we are not successful in doing so, our ability to grow revenue and attain profitability and positive cash flow may be impaired.
Our success depends in part on our ability to sell our products to large customers and on the renewal of subscriptions and contracts with these customers in subsequent years. For the years ended 2023, 2022 and 2021, we derived 37%, 34% and 35%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions, changes in the regulatory environment or other factors, such as the failure or consolidation of large customer companies, internal reorganization or changes in focus, or dissatisfaction with our products, may cause certain large customers to terminate or reduce their subscriptions and contracts with us. The loss of any one or more of these customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability or divert resources from our other priorities. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. As a result, new large customers or increased usage of our products by large customers may cause our profit margins to decline.
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
We have experienced, and may in the future experience, system failures and cybersecurity incidents. While prior incidents have not materially affected our business strategy, results of operations or financial condition to date, and although our processes are designed to help prevent, detect and mitigate the impact of such incidents, we cannot guarantee that a future incident will not materially affect our strategy, results of operations or financial condition. Cybersecurity breaches continue to evolve in sophistication and may be difficult to detect and remediate. A security incident or failure of our network or data gathering procedures, or those of our third-party data suppliers, could result in liability to the Company, impede the processing of data, cause the corruption or loss of data, prevent the timely delivery of our products, give rise to government inquiries or enforcement actions, or damage our brand and reputation.
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
Achieving our long-term revenue and profitability goals depends significantly on our ability to allocate resources in line with our strategic objectives and control our operating costs. As described in Footnote 15, Organizational Restructuring, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this 10-K, we communicated a workforce reduction in 2022 as part of our broader efforts to improve cost efficiency and better align our operating structure and resources with strategic priorities (collectively, the "Restructuring Plan"). We expect the Restructuring Plan to be substantially complete in 2024. In addition to employee terminations, the Restructuring Plan has included the reallocation of commercial and product development resources; reinvestment in and modernization of key technology platforms; consolidation of data storage and processing activities to reduce our data center footprint; and reduction of other operating expenses.
If the Restructuring Plan does not generate the expected cost savings, our business and financial results could be adversely affected. Moreover, some of the organizational and operational changes we have made and are making in connection with the Restructuring Plan require careful management to avoid disrupting customer, partner and employee relationships. If we do not successfully manage our restructuring activities, including the Restructuring Plan, the expected benefits may not be realized, and our operations and business could be disrupted.
We rely heavily on our management team and other personnel to operate and grow our business. The loss of one or more key employees, the inability to attract and retain qualified personnel, or the failure to integrate new personnel could harm our business.
Our success and future growth depend to a significant degree on the skills and continued services of our management team. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, sales and marketing personnel. The market for these personnel is extremely competitive, particularly for software engineers, data scientists and other technical staff, and our restructuring activities have put additional pressure on our ability to retain, attract and motivate key personnel. If we cannot retain highly skilled workers and key leaders, our ability to develop and deliver our products and increase our revenues may be materially and adversely affected. If we must increase employee compensation and benefits in order to remain competitive for these personnel, our operating costs and financial condition may be adversely affected. Recruiting and training costs may also place significant demands on our resources. We may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge, or while new personnel integrate into our business and transition into their respective roles. Failure to ensure effective transitions and knowledge transfers may adversely affect our operations and our ability to execute on our strategic plans and growth initiatives.
The effectiveness of our equity awards as a means to recruit and retain key personnel has diminished, and we may need to request additional shares for our equity plan or grant equity awards outside of our existing plan.
Historically, we have relied on equity awards as one means of recruiting and retaining key personnel, including our senior management. Due to declines in our stock price in recent years, the effectiveness of our outstanding equity awards as a means to retain key personnel has diminished. Moreover, the quantity of equity awards we are able to grant under our 2018 Equity and Incentive

Compensation Plan ("2018 Plan") is limited. These limits have impacted our ability to offer new awards to current and prospective employees, which in turn has contributed to employee retention and hiring challenges. In order to address our compensation needs, we may seek an amendment to our 2018 Plan to increase the number of shares available for future equity awards. We also may consider granting equity awards outside of our 2018 Plan, as we did with a 2021 executive hire. Either of these options would result in additional dilution to our existing stockholders. Alternatively, we may need to shift a larger portion of employee compensation to cash, which could adversely affect our liquidity and financial condition.
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
•the impact of our contract renewal rates caused by our customers' budgetary constraints, competition, customer dissatisfaction or customer corporate restructuring or consolidation;
•the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition;
•the effect of revenues generated from significant one-time projects or the loss of such projects;
•the timing and success of new product introductions or changes in methodology by us or our competitors, particularly in light of cookie deprecation and other technological changes in our industry;
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
We currently have indebtedness and lease facilities, as well as trade payables, including expenses incurred in prior periods. In addition, we are required to pay annual dividends on our Preferred Stock, which we deferred in 2023 and continue to accrue, and we may incur additional debt for operations or to fund a special dividend to the holders of our Preferred Stock. Moreover, our existing credit facility matures in May 2024, and we do not currently have an agreement in place to extend or refinance the facility upon its maturity. These obligations could require us to use a large portion of our cash flow from operations to service our debt, current and deferred dividend obligations, and lease facilities and pay accrued expenses. They could also limit our flexibility to invest in our business and adjust to market conditions, which could impact our customer relationships and place us at a competitive disadvantage.
We expect to obtain the funds to pay our expenses and meet our financial obligations from cash flow from our operations and, potentially, from other debt or equity offerings and transactions. Accordingly, our ability to meet our obligations depends on our future performance and corporate activities, which will be affected by financial, business, contractual, economic and other factors, some of which are beyond our control. Failure to meet our payment obligations could disrupt our supply of goods and services and impact our reputation, creditworthiness and relations with customers, partners, creditors and holders of our Preferred Stock. It could also lead to costly litigation.
If our cash flow and capital resources prove inadequate to allow us to pay the interest and principal on our debt when due and meet our other financial obligations, we could face substantial liquidity challenges and might be required to dispose of material assets or operations, restructure or refinance our debt (which we may be unable to do on acceptable terms) or forego attractive business opportunities. In addition, the terms of our existing or future financing agreements and Preferred Stock may restrict us from pursuing these alternatives. Failure to meet our financial obligations could have significant consequences including, potentially, forcing us into bankruptcy or liquidation.
Our financial condition and results of operations could suffer and be adversely affected if we incur another impairment of goodwill or other intangible assets.
We are required to test goodwill and intangible assets, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of our reporting unit below its carrying value or indicate that the carrying value of such intangibles is not recoverable. When the carrying value of a reporting unit exceeds its fair value, a charge to operations, up to the total amount of goodwill, is recorded. If the carrying amount of an intangible asset is not recoverable, a charge to operations is recognized. Either event would result in incremental expense for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. We recorded impairment charges totaling $79.7 million and $46.5 million in 2023 and 2022, respectively.
Our impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our stock price. Additionally, changes in our strategy or significant technical developments could significantly impact the recoverability of our intangible assets. If the assumptions used in our analysis are not realized, it is possible that additional impairment charges may need to be recorded in the future.
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
We incurred net losses of $79.4 million, $66.6 million and $50.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. We cannot make assurances that we will be able to achieve profitability in the future. As of December 31, 2023, we had an accumulated deficit of $1.4 billion. Because a large portion of our costs are fixed, we may not be able to adequately reduce our expenses in response to any decrease in our revenues, which would materially and adversely affect our operating results. In addition, our operating expenses may increase as we implement certain growth initiatives and restructuring activities, which include, among other things, the development of new products, enhancement of our data assets and infrastructure, and payment of severance and other costs in connection with organizational restructuring. If our revenues do not increase to offset these increases in costs and operating expenses, our operating results would be materially and adversely affected.
Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company's ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income and taxes payable. We completed a Section 382 study in 2023 and concluded that an ownership change occurred in May 2021 as a result of the Preferred Stock transactions; therefore all of our U.S. net operating loss carryforwards are subject to annual limitations under Section 382.
As of December 31, 2023, we estimate our U.S. federal and state net operating loss carryforwards for tax purposes to be $559.5 million and $1.5 billion, respectively, subject to limitation as described above. We estimate that $456.7 million of our U.S. federal net operating loss carryforwards are utilizable given the annual limitations under Section 382. We have not yet completed the Section 382 analysis for our state net operating loss carryforwards, but we believe a portion of these will also not be utilizable due to the annual limitations under Section 382. Our net operating loss carryforwards begin to expire in 2024 for federal and state income tax reporting purposes. The federal and certain state net operating losses generated after December 31, 2017 have an indefinite carryforward period as a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"). As of December 31, 2023, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries to be $10.8 million, which begin to expire in 2024.
We apply a valuation allowance to our deferred tax assets when management does not believe that it is more likely than not that they will be realized. In assessing the need for a valuation allowance, we consider all sources of taxable income, including potential opportunities for loss carrybacks, the reversal of existing temporary differences associated with our deferred tax assets and liabilities, tax planning strategies and future taxable income. We also consider other evidence such as historical pre-tax book income in making the determination. As of December 31, 2023, we continue to have a valuation allowance recorded against the net deferred tax assets of our U.S. entities and certain foreign subsidiaries, including net operating loss carryforwards.
Risks Related to Legal and Regulatory Compliance, Litigation and Tax Matters
Concern over data privacy and security, AI and data governance could lead to regulatory scrutiny, public relations problems, contractual disputes and lawsuits, which could harm our business.
We are subject to numerous U.S. and foreign laws and regulations and contractual obligations covering a wide variety of data privacy, security and governance topics, and our introduction and maintenance of products, methodologies and technologies will continue to be impacted by regulatory developments and concern in these areas.
In recent years, governments around the world and in numerous U.S. states have adopted new laws and regulations focused on data privacy and protection. These laws and regulations apply to the collection, transmission, storage and use of personal information, among other things. The regulatory environment surrounding information security and data privacy varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs and fines or adopt additional compliance measures, such as notification requirements and corrective actions. They also may require us to change our business practices and modify the products that we offer, which may increase our costs and decrease the quality and functionality of our products.
Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, loss of customers, partners or vendors, litigation (including class action lawsuits), reputational harm, or investigations or claims by regulators, industry groups, activist groups or other third parties, all of which could significantly disrupt our business and expose us to increased liability. Additionally, laws regulating privacy and third-party products purporting to address privacy concerns could negatively affect the functionality of, and demand for, our products and services, thereby resulting in loss of customers, partners and vendors and harm to our business.

In addition to our own data privacy, security and governance policies, we also rely on security questionnaires and contractual representations made to us by customers, partners, vendors and other third-party data providers that their own use of our services and the information they provide to us do not violate any applicable privacy laws, rules and regulations or their own privacy or security policies. As a component of our client contracts, we generally obligate customers to provide their consumers the opportunity to obtain the appropriate level of consent (including opt outs) for the information collection associated with our services, as applicable, or provide another appropriate legal basis for collection. If these questionnaires or representations are false, inaccurate or incomplete, or if our customers, partners, vendors and other third-party data providers do not otherwise comply with applicable privacy laws or security practices, we could face adverse publicity and possible legal or regulatory action.
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
State and federal laws within the U.S. and foreign laws and regulations are varied, overlapping and at times conflicting, resulting in higher risk related to compliance. A number of laws have recently come into effect, and there are proposals pending before federal, state and foreign legislative and regulatory bodies that have affected and are likely to continue to affect our business. For example, the European Union's ("EU") General Data Protection Regulation, or GDPR, became effective in 2018, imposing more stringent EU data protection requirements and providing for greater penalties for noncompliance. In addition, regulators in the EU, the U.S. and elsewhere are increasingly focused on transparency, consent, consumer choice and the collection of data using tracking technologies. In the EU, cross-border data transfers are increasingly scrutinized to ensure compliance, and there have been expanded enforcement efforts in this area. Many U.S. states have also adopted comprehensive privacy laws governing the collection and use of personal information. The California Consumer Privacy Act, which went into effect in 2020, was substantially expanded by the California Privacy Rights Act of 2020, which went into effect in 2023. The Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and the Utah Consumer Privacy Act all came into effect in 2023 as well. Additional comprehensive state laws will come into effect over the next few years. These laws have expanded consumer rights to include individual rights of access, deletion, portability, correction and appeal and the right to "opt in" to collection and use of certain types of personal information deemed sensitive under the laws. These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and impose new and complex requirements on our business.
Artificial intelligence, or AI, is also the subject of evolving review by various governments and regulatory agencies around the world. For example, provisional agreement on a proposed EU AI Act was reached in 2023, including that specific transparency and other requirements would be introduced for general purpose AI systems and the models on which those systems are based. In addition, a U.S. Executive Order on the Safe, Secure and Trustworthy Development and Use of Artificial Intelligence devises a framework for the U.S. government to regulate private-sector use and development of certain foundational models, among other things. These new and changing laws and regulations covering the development, use and provision of AI technologies and other digital products and services could impact our ability to use certain methodologies or limit our ability to pursue alternative strategies to build our products. We may also be required to expend resources to adjust and analyze certain product offerings and methodologies as the regulatory environment evolves.
We have implemented policies and procedures to comply with the GDPR, state privacy laws, the Children's Online Privacy Protection Act and other existing laws and regulations, and we continue to evaluate and implement processes and technical enhancements and monitor changes in laws and regulations. However, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the rapidly evolving industries in which we operate, and may be interpreted and applied inconsistently from country to country, state to state, and customer to customer, and inconsistently with our current policies and practices.

Additionally, the costs of compliance with, and the other burdens imposed by, these and other laws, regulatory actions and customer or partner policies may prevent us from selling our products, may require us to alter our products in ways that make them less competitive or compelling to customers, may divert development resources from other priorities, may continue to increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the U.S. and in foreign jurisdictions. In addition, failure to comply with these and other laws and regulations may result in, among other things, government enforcement actions and substantial fines, individual and class action lawsuits, contractual breaches, significant legal fees, and civil and criminal liability. Any regulatory or civil action that is brought against us, even if unsuccessful, may distract our management's attention, divert our resources, negatively affect our public image or reputation among our panelists, customers, partners and vendors, and harm our business.
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
•the complexities and expense of complying with a wide variety of foreign laws and regulations, including the GDPR, other privacy and data protection laws and regulations, and foreign anti-corruption laws, as well as the U.S. Foreign Corrupt Practices Act and U.S. sanctions regime;
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
•fluctuations in currency exchange rates that have affected and could continue to affect our results of operations; and
•increased accounting and reporting burdens and complexities.
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

Although we take precautions to prevent the collection of data from panelists in embargoed countries and regions that may be subject to export controls and economic and trade sanctions under these laws and regulations, we have collected such data in the past, and there is a risk that we could collect such data in the future despite our precautions. We have implemented a number of screening and other measures designed to prevent such transactions with embargoed countries and other U.S. sanctions targets. Changes in the list of embargoed countries and regions or prohibited persons may require us to modify these procedures in order to comply with governmental regulations. Our failure to screen potential panelists or other third parties properly could result in negative consequences to us, including government investigations, penalties and reputational harm, any of which could materially and adversely affect our business, financial condition or results of operations.
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
In 2021, we entered into separate Series B Convertible Preferred Stock Purchase Agreements (collectively, the "Securities Purchase Agreements") with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine"). In 2023, Qurate sold its shares of Preferred Stock to Liberty Broadband Corporation ("Liberty") in a private transaction. We collectively refer to Charter, Pine and Qurate/Liberty (as applicable) as the "Investors" in this 10-K.
The issuance of securities pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by our stockholders and completed in 2021. In connection with the Transactions, we also entered into a long-term data license with Charter, which was intended to enhance our ability to execute on our strategic plans and growth initiatives.
At the closing of the Transactions, the Preferred Stock was initially convertible into an aggregate of 50.6% of our issued and outstanding Common Stock immediately following the closing (equating to approximately 16.9% per Investor), and the Investors became the largest stockholders of the Company. The Investors remained the largest stockholders of the Company as of December 31, 2023, with each Investor's Preferred Stock representing approximately 16.4% of our issued and outstanding Common Stock on an as-converted basis and certain Investors holding (or reporting beneficial ownership of) additional shares of Common Stock beyond their Preferred Stock holdings. This concentration of ownership, together with the voting rights, director designation rights, consent rights and dividend rights described below, has been criticized by certain stockholders, may be perceived negatively by other investors and, as a result, may adversely affect the market price of our Common Stock.
As of December 31, 2023, each Investor's Preferred Stock represented approximately 15.3% of the outstanding voting power of the Company on an as-converted basis. In addition, under the Stockholders Agreement that we entered into in connection with the Transactions, each Investor has the right to designate two directors to serve on our Board of Directors until the earlier of such time as the Investor (a) beneficially owns less than 50% of the shares of Preferred Stock held by such Investor as of the date of the closing (the "Initial Preferred Stock Ownership") as a result of the Investor's transfer of such shares to any of the other Investors or (b) beneficially owns voting stock representing less than 10% of the outstanding shares of Common Stock (on an as-converted basis), after which the Investor's designation rights will be reduced to one designee until such time as the Investor beneficially owns Voting Stock representing less than 5% of the outstanding shares of Common Stock (on an as-converted basis). Additionally, under certain circumstances, an Investor may gain additional designation rights and in some instances, we may even be obligated to increase the size of our Board of Directors to enable an Investor to designate one additional director nominee. As of the date of this 10-K, each Investor has designated two directors on our Board of Directors.
Pursuant to the Stockholders Agreement, each Investor has consent rights over certain matters. As a result, each Investor is able to influence corporate matters and transactions in a different way than other stockholders.
As holders of our Preferred Stock, the Investors are entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain circumstances (including in connection with the 2023 dividend waivers described under "Recent Key Developments - Dividend Waivers" in Part I, Item 1, "Business" of this 10-K). In addition, each Investor is entitled to request, and we are obligated to take all actions reasonably necessary to pay, a one-time special dividend equal to the highest amount that our Board of Directors determines can be paid at the applicable time, subject to additional conditions and limitations set forth in the Stockholders Agreement. As described in the Stockholders Agreement, we may be obligated to obtain debt financing in order to effectuate the special dividend.

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
We have a senior secured revolving credit agreement (the "Revolving Credit Agreement") with a borrowing capacity of $40.0 million. As of the date of this 10-K, we had borrowings and letters of credit outstanding under the Revolving Credit Agreement totaling $19.2 million. Amounts outstanding under the Revolving Credit Agreement currently bear interest at a rate per annum equal to the Daily SOFR (as defined in the Revolving Credit Agreement) plus 3.50%. In addition, the Revolving Credit Agreement provides for an unused commitment fee equal to 0.25% of the unused commitments. The Revolving Credit Agreement matures in May 2024, and we do not currently have an agreement in place to extend or refinance the Revolving Credit Agreement upon its maturity.
Servicing and, upon maturity, repaying our indebtedness under the Revolving Credit Agreement could divert resources from other priorities, including investment in our products and operations and satisfaction of our outstanding trade payables and dividend obligations. If our cash flow from operations is inadequate to allow us to pay the interest and principal on our debt when due and meet our other financial obligations, we could face substantial liquidity challenges.
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
In addition, we are subject to financial covenants under the Revolving Credit Agreement, including a requirement to maintain a minimum Consolidated Asset Coverage Ratio and minimum Liquidity through maturity and a minimum Consolidated Fixed Charge Coverage Ratio for periods after March 31, 2024 (each term as defined in the Revolving Credit Agreement). While we are currently in compliance with these covenants, there is no guarantee that we will be able to achieve our plans and remain in compliance in future periods. Moreover, our ability to comply with the covenants could be affected by economic, financial, competitive, regulatory and other factors beyond our control.
If we fail to meet our obligations under the Revolving Credit Agreement, the lender(s) may accelerate any amounts outstanding under the Revolving Credit Agreement and may terminate their commitments to extend further credit. This could have important consequences for our company, including requiring us to restructure or refinance our debt (which we may be unable to do on acceptable terms or at all), dispose of assets or, potentially, enter into liquidation or bankruptcy.
We may require additional capital to support our business, and this capital may not be available on acceptable terms or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to meet our outstanding financial obligations, develop new products or enhance our existing products, enhance our operating infrastructure, retain and hire key personnel, and acquire complementary businesses and technologies. In addition, as described above, the holders of our Preferred Stock have certain dividend rights, including the right to request a special dividend. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any financing secured by us in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Repaying our existing debt obligations and servicing future debt obligations could also limit our flexibility to invest in the business and adjust to market conditions, which could impact our customer relationships and place us at a competitive disadvantage.
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
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of December 31, 2023, our Preferred Stock was convertible into an aggregate of 4,614,513 shares of Common Stock at the election of the holders. Furthermore, we have reserved 272,851 shares of Common Stock for issuance pursuant to our Series A Warrants, which are subject to adjustment upon certain issuances of capital stock. We have also issued 403,342 shares of Common Stock to the selling stockholders of Shareablee (which we acquired in December 2021), and we may elect to pay any deferred consideration due to the Shareablee sellers in 2024 in shares of Common Stock. In addition, in June 2023 our stockholders adopted an amendment to the Certificate of Designations of our Preferred Stock to permit payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock (which would be convertible into shares of Common Stock) or a combination thereof.
As of December 31, 2023, 108,663 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 313,724 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including Shareablee plan awards and an employment inducement award we granted in 2021), and 340,728 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan.
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
Actions of activist stockholders may disrupt our business and cause fluctuations in our stock price.
We have been and may in the future be subject to legal and business challenges in the operation of our Company due to actions instituted by activist stockholders, such as stockholder proposals, media campaigns and proxy contests. Responding to proxy contests and other actions by activist stockholders, including related litigation, can be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction or potential changes to the composition of our Board of Directors as a result of stockholder activism may lead to the perception of an adverse change in the direction of our business, loss of potential business opportunities, instability or lack of management or oversight continuity. These uncertainties may be more acute or heightened if an activist stockholder seeks to change a majority of the Board of Directors or ultimately desires to acquire the Company. Actions by activist stockholders may be exploited by our competitors, cause concern to our current or potential customers and vendors, be interpreted as an increase in risk associated with current or future financing, make it more difficult to attract and retain qualified personnel and create adverse uncertainty for our employees. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
In January 2024, we received notice from a stockholder, 180 Degree Capital Corp. ("180 Degree"), of its intent to nominate a director candidate for election to the Board of Directors and submit a business proposal for consideration at our 2024 annual meeting of stockholders. Our Board of Directors and management team strive to maintain constructive, ongoing communications with our stockholders, including 180 Degree, and we welcome all views and ideas that have the potential to enhance value for all stockholders. Although our Board of Directors has not yet made its recommendations with respect to the 2024 annual meeting, it is possible that, if the Company and 180 Degree cannot reach a resolution in connection with its nomination and proposal, a proxy contest involving 180 Degree may ensue with respect to the 2024 annual meeting. We could also become engaged in a proxy contest with another activist stockholder in 2024 or future years.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
We maintain a comprehensive cybersecurity program and process for identifying, assessing and managing risks from cybersecurity threats as part of our broader risk management system. Our cybersecurity program is run by a dedicated team of cybersecurity professionals with deep expertise in incident prevention, detection and remediation, led by our Vice President, Information Security (a certified information systems security professional with a degree in computer science and more than 30 years of relevant work experience) and our Chief Information Officer (a seasoned executive with a degree in management information systems and decades of product and technology experience, including more than 20 years with the Company). The Information Security team is responsible for identifying, assessing and mitigating cybersecurity vulnerabilities, threats and risks; evaluating and deploying appropriate security tools; and operating a 24x7 security operations center to promptly detect, remediate and prevent security incidents. The team maintains a comprehensive incident response policy that includes prompt reporting of security incidents to a cross-functional working group (including our Chief Information Officer, General Counsel, Chief Compliance Officer and other security and privacy personnel) in order to ensure that information required to be disclosed by the Company with respect to security incidents is timely identified and reported.
We have aligned our information security management system to the International Organization for Standardization ("ISO") 27001 standard and our privacy management system to the ISO 27701 standard. An outside auditor tests the effectiveness of our security and privacy controls against the ISO 27001 and 27701 standards on an annual basis. We also undergo client security audits and cybersecurity program assessments by outside consultants, and we regularly update our program and processes to incorporate recommendations from auditors, consultants and other experts. Finally, we maintain a third-party risk management process that includes screening and evaluation by the Information Security team of service providers who will have access to our systems or confidential information, in order to identify and manage cybersecurity risks associated with our use of such providers.
Our Board of Directors has an active role, as a whole and at the committee level, in overseeing management of our material risks from cybersecurity threats. The Board's Audit Committee oversees management of financial, regulatory, compliance and security risks and receives reports at least quarterly from our Chief Information Officer regarding our cybersecurity programs, vulnerabilities, threats and risks. The full Board is regularly informed about such risks through committee reports, attendance at committee meetings and other communications.
Our executive leadership team is responsible for designing and implementing our enterprise risk management program, with input from our Chief Information Officer, General Counsel and other security and privacy personnel regarding material risks from cybersecurity threats. The executive leadership team regularly discusses security threat trends; incident trends, including any significant incidents that may arise; risk mitigation; and overall security strategy as part of our enterprise security governance process. We consult with outside counsel as appropriate, including on materiality analyses and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions. Our management apprises our independent public accounting firm of any relevant developments.
We have experienced, and may in the future experience, cybersecurity incidents. While prior incidents have not materially affected our business strategy, results of operations or financial condition to date, and although our processes are designed to help prevent, detect and mitigate the impact of such incidents, we cannot guarantee that a future security incident would not materially affect our strategy, results of operations or financial condition. For more information on our cybersecurity related risks, see Item 1A, "Risk Factors" of this 10-K.

ITEM 2.	PROPERTIES
Our corporate headquarters are located in leased office space in Reston, Virginia. Our other principal locations include leased office space in New York, New York and Portland, Oregon. We also lease space in various locations throughout North America, South America, Europe, and Asia Pacific for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.
As of December 31, 2023, we leased facilities in 19 locations worldwide, including subleased space in five properties. Currently, however, most of our employees are operating under remote or hybrid working arrangements.
For additional information regarding our obligations under operating and finance leases, refer to Footnote 9, Leases, of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS
Refer to Footnote 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock trades on The Nasdaq Global Select Market under the symbol "SCOR".
Holders
As of March 6, 2024, there were 113 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners of our Common Stock. We derived the number of stockholders by reviewing the listing of outstanding Common Stock recorded by our transfer agent as of March 6, 2024.
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
The platforms we measure include televisions, mobile devices, computers, tablets, CTV devices and movie theaters. The information we analyze crosses geographies, types of content and activities, including websites, mobile and over-the-top applications, video games, television and movie programming, e-commerce, and advertising.
Results of Operations
The following table sets forth selected Consolidated Statements of Operations and Comprehensive Loss data as a percentage of revenues for each of the periods indicated. Percentages may not add due to rounding.

	Years Ended December 31,
	2023		2022		2021
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$371,343	100.0%	$376,423	100.0%	$367,013	100.0%
Cost of revenues	205,580	55.3%	205,294	54.5%	203,044	55.3%
Selling and marketing	63,322	17.1%	68,453	18.2%	66,937	18.2%
Research and development	33,701	9.1%	36,987	9.8%	39,123	10.7%
General and administrative	51,192	13.8%	61,200	16.3%	61,736	16.8%
Amortization of intangible assets	5,213	1.4%	27,096	7.2%	25,038	6.8%
Impairment of goodwill	78,200	21.0%	46,300	12.3%	—	—%
Restructuring	6,234	1.7%	5,810	1.5%	—	—%
Impairment of right-of-use and long-lived assets	1,502	0.4%	156	—%	—	—%
Total expenses from operations	444,944	119.8%	451,296	119.9%	395,878	107.9%
Loss from operations	(73,601)	(19.8)%	(74,873)	(19.9)%	(28,865)	(7.9)%
Interest expense, net	(1,445)	(0.4)%	(915)	(0.2)%	(7,801)	(2.1)%
Other income (expense), net	42	—%	9,785	2.6%	(5,778)	(1.6)%
(Loss) gain from foreign currency transactions	(2,824)	(0.8)%	1,166	0.3%	2,895	0.8%
Loss on extinguishment of debt	—	—%	—	—%	(9,629)	(2.6)%
Loss before income taxes	(77,828)	(21.0)%	(64,837)	(17.2)%	(49,178)	(13.4)%
Income tax provision	(1,533)	(0.4)%	(1,724)	(0.5)%	(859)	(0.2)%
Net loss	$(79,361)	(21.4)%	$(66,561)	(17.7)%	$(50,037)	(13.6)%
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
Revenues for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$208,833	56.2%	$212,510	56.5%	$(3,677)	(1.7)%
Cross Platform Solutions	162,510	43.8%	163,913	43.5%	(1,403)	(0.9)%
Total revenues	$371,343	100.0%	$376,423	100.0%	$(5,080)	(1.3)%
Total revenues decreased by $5.1 million, or 1.3%, for the year ended December 31, 2023 as compared to 2022.
Digital Ad Solutions revenue decreased primarily due to lower revenue from our syndicated digital products driven by lower renewals and lower deliveries of certain custom digital products. These decreases were partially offset by an increase in Activation and CCR revenue driven by higher usage from multiple customers. We believe that macroeconomic factors (including inflation, interest rates and supply chain disruptions) continued to cause reductions and delays in advertising expenditures in 2023, which impacted demand for certain digital products.
Cross Platform Solutions revenue decreased primarily due to lower national TV revenue from lower renewals and a one-time custom deliverable in the first quarter of 2022. These decreases were partially offset by increases in revenue from local TV and movies due to higher renewals and new business.
Revenues for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
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
Cross Platform Solutions revenue increased primarily due to higher TV revenues from new partnerships, higher contract values from renewals and increased agency adoption. In addition, we recognized $4.1 million more revenue related to cost reimbursements of cloud computing and processing costs attributable to certain custom TV data set deliveries during 2022 compared to 2021. Our movies revenue increased due to the continued return of consumers to theaters in markets worldwide in 2022.
Revenues by Geographic Location
Revenue from outside of the United States was $35.6 million, $38.6 million and $45.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Non-U.S. revenue declined in 2023 primarily due to a decline in revenue from our syndicated digital products.
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
WPP Related Party Revenue
We provide WPP plc ("WPP") and its affiliates, in the normal course of business, services relating to our different product lines and receive various services from WPP and its affiliates in supporting our data collection efforts. For the years ended December 31, 2023, 2022, and 2021, related party revenues with WPP and its affiliates were $8.3 million, $11.7 million and $13.6 million, respectively.

Cost of Revenues
Cost of revenues consists primarily of expenses related to producing our products, operating our network infrastructure, the recruitment, maintenance and support of our consumer panels and amortization of capitalized fulfillment costs. These expenses include employee costs for salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain multichannel video programming distributor ("MVPD") data sets and panel, census-based and other data sets used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment and internally developed software that supports our panels and systems. Additionally, cost of revenues includes allocated overhead, lease expense and other facilities-related costs and depreciation expense generated by general purpose equipment and software.
Cost of revenues for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Variance	% Variance
Data costs	$72,420	19.5%	$70,707	18.8%	$1,713	2.4%
Employee costs	37,049	10.0%	41,003	10.9%	(3,954)	(9.6)%
Systems and bandwidth costs	36,268	9.8%	34,526	9.2%	1,742	5.0%
Lease expense and depreciation	23,051	6.2%	21,016	5.6%	2,035	9.7%
Panel costs	13,370	3.6%	15,747	4.2%	(2,377)	(15.1)%
Professional fees	7,734	2.1%	5,954	1.6%	1,780	29.9%
Sample and survey costs	6,452	1.7%	7,013	1.9%	(561)	(8.0)%
Technology	4,114	1.1%	4,701	1.2%	(587)	(12.5)%
Royalties and resellers	4,095	1.1%	3,534	0.9%	561	15.9%
Other	1,027	0.3%	1,093	0.3%	(66)	(6.0)%
Total cost of revenues	$205,580	55.4%	$205,294	54.5%	$286	0.1%
Cost of revenues increased by $0.3 million, or 0.1%, for the year ended December 31, 2023 as compared to 2022. Lease expense and depreciation increased due to higher depreciation primarily driven by an increase in capitalized internal-use software costs. Professional fees increased primarily due to an increase in consulting services related to our transformation initiatives. Systems and bandwidth costs increased primarily due to cloud computing and processing costs attributable to certain custom TV data set deliveries. Data costs increased primarily due to an amendment to our data licensing agreement with Charter Communications, which resulted in a credit of $4.5 million recognized in 2022 compared to a credit of $2.5 million recognized in 2023. Employee costs decreased primarily due to an increase in employee compensation capitalized in 2023 related to capitalized software projects as we are allocating more resources to product development, as well as a decrease in employee headcount related to our restructuring plan. Panel costs decreased primarily due to lower recruitment and support costs for our desktop and mobile panels.
Cost of revenues for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
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
Cost of revenues increased by $2.3 million, or 1.1%, for the year ended December 31, 2022 as compared to 2021. Systems and bandwidth costs increased primarily due to cloud computing and processing costs attributable to certain custom TV data set deliveries, including $4.1 million that was recognized as revenue in 2022 as described above. Lease expense and depreciation increased due to higher depreciation primarily driven by the addition of capitalized internal-use software costs as a result of our acquisition of Shareablee in 2021. These increases were offset by a decrease in data costs primarily due to the amendment of our data licensing agreement with Charter Communications, which resulted in a credit of $4.5 million recognized in 2022. Additionally, other expenses decreased primarily due to higher contract fulfillment costs associated with the delivery of our cross-platform products in Europe in 2021.

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
Selling and marketing expenses for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Variance	% Variance
Employee costs	$50,337	13.6%	$55,416	14.7%	$(5,079)	(9.2)%
Technology	3,149	0.8%	3,360	0.9%	(211)	(6.3)%
Professional fees	3,120	0.8%	2,464	0.7%	656	26.6%
Lease expense and depreciation	3,106	0.9%	3,849	1.0%	(743)	(19.3)%
Marketing and advertising	2,155	0.6%	1,751	0.5%	404	23.1%
Other	1,455	0.4%	1,613	0.4%	(158)	(9.8)%
Total selling and marketing expenses	$63,322	17.1%	$68,453	18.2%	$(5,131)	(7.5)%
Selling and marketing expenses decreased by $5.1 million, or 7.5%, for the year ended December 31, 2023 as compared to 2022. Employee costs decreased primarily due to a decrease in employee headcount related to our restructuring plan and lower commissions.
Selling and marketing expenses for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
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
Research and development expenses for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Variance	% Variance
Employee costs	$26,628	7.2%	$28,955	7.7%	$(2,327)	(8.0)%
Technology	3,367	0.9%	3,685	1.0%	(318)	(8.6)%
Lease expense and depreciation	2,523	0.7%	2,783	0.7%	(260)	(9.3)%
Professional fees	640	0.2%	1,002	0.3%	(362)	(36.1)%
Other	543	0.1%	562	0.1%	(19)	(3.4)%
Total research and development expenses	$33,701	9.1%	$36,987	9.8%	$(3,286)	(8.9)%
Research and development expenses decreased by $3.3 million, or 8.9%, for the year ended December 31, 2023 as compared to 2022. Employee costs decreased primarily due to an increase in employee compensation capitalized in 2023 in relation to capitalized software projects as we are allocating more resources to product development, as well as a decrease in employee headcount related to our restructuring plan.

Research and development expenses for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
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
General and administrative expenses for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Variance	% Variance
Employee costs	$26,770	7.2%	$31,298	8.3%	$(4,528)	(14.5)%
Professional fees	14,341	3.9%	15,706	4.2%	(1,365)	(8.7)%
Technology	3,385	0.9%	3,379	0.9%	6	0.2%
Lease expense and depreciation	1,444	0.4%	1,668	0.4%	(224)	(13.4)%
Other	5,252	1.4%	9,149	2.4%	(3,897)	(42.6)%
Total general and administrative expenses	$51,192	13.8%	$61,200	16.3%	$(10,008)	(16.4)%
General and administrative expenses decreased by $10.0 million, or 16.4%, for the year ended December 31, 2023 as compared to 2022. Employee costs decreased primarily due to lower stock-based compensation expense in 2023 and severance expense related to the retirement of our former CEO which was recognized in 2022. Other expense decreased primarily due to change in fair value of the contingent consideration recognized as part of our acquisition of Shareablee in 2021, as described in Footnote 2, Summary of Significant Accounting Policies. In addition, Other expense decreased due to lower recruiting expense and operating tax expense. Professional fees decreased primarily due to a decrease in audit fees.
General and administrative expenses for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
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
General and administrative expenses decreased by $0.5 million, or 0.9%, for the year ended December 31, 2022 as compared to 2021. Employee costs decreased primarily due to lower stock-based compensation expense as a result of various executive departures in 2022 offset by an increase in salary costs. These decreases were partially offset by an increase in Other expense primarily related to change in fair value of the contingent consideration recognized as part of our acquisition of Shareablee.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, primarily our 2016 Rentrak merger. Amortization of intangible assets decreased by $21.9 million, or 80.8%, for 2023 as compared to 2022 primarily due to amortization related to certain customer relationships, methodologies and technology intangibles related to the Rentrak merger reaching the end of their useful lives. Amortization of intangible assets increased by $2.1 million, or 8.2%, for 2022 as compared to 2021 due primarily to amortization related to certain software and customer relationships, methodologies and technology acquired as part of the Shareablee acquisition in December 2021.
Impairment of Goodwill
We performed a quantitative impairment test on our annual testing date as of October 1, 2023. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $34.1 million non-cash impairment charge in the quarter ended December 31, 2023.
In the second quarter of 2023, we performed an interim impairment review of our goodwill. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $44.1 million non-cash impairment charge in the quarter ended June 30, 2023.
As of September 30, 2022, we performed an interim impairment review of our goodwill in conjunction with our October 1, 2022 annual testing date. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $46.3 million non-cash impairment charge in the quarter ended September 30, 2022.
For further information refer to Footnote 10, Goodwill and Intangible Assets and Item 7, Critical Accounting Estimates.
Organizational Restructuring
We incurred restructuring expenses of $6.2 million and $5.8 million for the years ended December 31, 2023 and 2022, respectively, related to the implementation of a restructuring plan that included a workforce reduction communicated in 2022. We expect the 2022 restructuring plan to be substantially complete in 2024. For further information refer to Footnote 15, Organizational Restructuring. No restructuring expenses were incurred during 2021.
Impairment of Right-of-use and Long-lived Assets
In 2023, we recorded a $1.5 million impairment charge related to certain office space lease right-of-use assets and related long-lived assets. The impairment charge was driven by our abandonment of certain leased office spaces prior to the end of the lease terms. For further information refer to Footnote 2, Summary of Significant Accounting Policies.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the difference between the carrying value of our debt instruments and any consideration paid to our creditors in the form of cash or shares of our Common Stock on the extinguishment date.
In 2021, we recorded a $9.6 million loss on debt extinguishment related to the payoff of our senior secured convertible notes issued to Starboard Value LP (the "Notes") and a subsidiary-issued secured promissory note (the "Secured Term Note") on March 10, 2021. The primary drivers of the extinguishment loss were the write-off of unamortized deferred financing costs and issuance discounts, the issuance of additional shares of Common Stock in connection with the extinguishment, and the derecognition of the interest rate reset derivative liability on the Notes. These components are described in Footnote 6, Debt.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our Notes, Secured Term Note, Revolving Credit Agreement, sale-leaseback agreement, and our finance leases.
Interest expense, net, increased $0.5 million during 2023 to $1.4 million as compared to $0.9 million in 2022. The increase in interest expense for the year ended December 31, 2023 as compared to 2022 was primarily due to a higher interest rate on debt under our Revolving Credit Agreement, as described in Footnote 6, Debt.
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
The following is a summary of other income (expense), net:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Change in fair value of financing derivatives	$—	$—	$1,800
Change in fair value of warrants liability	49	9,802	(7,689)
Other	(7)	(17)	111
Total other income (expense), net	$42	$9,785	$(5,778)
Total other income, net for the year ended December 31, 2023 was negligible as compared to total other income, net of $9.8 million in 2022. The decrease in other income, net was primarily driven by larger gains from the change in fair value of warrants liability recognized in 2022 compared to 2023, due to a decrease in the trading price of our Common Stock in 2022 and an exercise price adjustment in 2023. For additional information about the change in fair value of warrants liability, refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity.
Total other income, net for the year ended December 31, 2022 was $9.8 million as compared to total other expense, net of $5.8 million in 2021. The increase in other income, net was primarily driven by gains from the change in fair value of warrants liability due to a decrease in the trading price of our Common Stock during 2022. This compared to other expense, net for 2021 due to an exercise price adjustment described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, and an increase in the trading price of our Common Stock during 2021.
(Loss) Gain from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions. Our foreign currency exposures that relate to the translation to U.S. Dollars are in a net liability position, and our foreign currency exposures that relate to the translation from U.S. Dollars are in a net asset position.
For the year ended December 31, 2023, the loss from foreign currency transactions was $2.8 million. The loss was primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and Euro and the U.S. Dollar against the Euro and Argentine Peso.
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
During the years ended December 31, 2023, 2022, and 2021, we recorded an income tax provision of $1.5 million, $1.7 million, and $0.9 million, resulting in an effective tax rate of 2.0%, 2.7%, and 1.7%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against our domestic deferred tax assets.
Included within tax expense for the year ended December 31, 2023 is an income tax adjustment of $20.9 million related to the impairment of goodwill. Also included in the total tax expense is an income tax expense of $15.1 million for an increase in the valuation allowance recorded against our deferred tax assets to offset the tax benefit of our operating losses in the U.S. and certain foreign jurisdictions. Income tax expense of $0.7 million has also been included for permanent differences in the book and tax treatment of certain stock-based compensation, executive compensation, and other nondeductible expenses. These tax adjustments, along with state and local taxes, are the primary drivers of the annual effective income tax rate.
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
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Net cash provided by operating activities	$28,926	$34,937	$9,856
Net cash used in investing activities	(23,786)	(17,822)	(14,648)
Net cash used in financing activities	(3,394)	(18,132)	(22,452)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	748	(820)	(1,218)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,494	(1,837)	(28,462)
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
As of December 31, 2023, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $22.9 million, including $0.2 million in restricted cash; cash flows from our operations; and amounts available to us under our Revolving Credit Agreement, as described below.
On June 30, 2022, we made cash dividend payments totaling $15.5 million to the holders of our Preferred Stock, representing dividends accrued for the period from June 30, 2021 through June 29, 2022. In 2023, each holder of Preferred Stock waived its right to receive on June 30, 2023 (and subsequently on December 31, 2023) the annual dividends otherwise payable by us on that date. The deferred dividends will continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before June 30, 2024. As of December 31, 2023, accrued dividends for the Preferred Stock totaled $24.1 million.
At an annual meeting of stockholders held on June 15, 2023 (the "Annual Meeting"), our stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations governing the Preferred Stock.
On May 5, 2021, we entered into the Revolving Credit Agreement with Bank of America N.A. The Revolving Credit Agreement provides a borrowing capacity equal to $40.0 million, which was increased from $25.0 million on February 25, 2022. As of December 31, 2023, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.2 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.8 million. The outstanding borrowings under the Revolving Credit Agreement are classified within current liabilities as the facility matures in May 2024. We do not currently have an agreement in place to extend or refinance the facility upon its maturity.
Macroeconomic Factors
Over the past two years, macroeconomic challenges such as inflation, rising interest rates, capital market disruptions and recession concerns have caused some advertisers to reduce or delay advertising expenditures. These declines have had a direct impact on demand for our products, particularly those that are tied to discretionary advertising spend. We expect that softness in the advertising market will continue to affect our business into 2024. Although we cannot quantify the impact of macroeconomic factors on our future results, any worsening of ad market conditions could negatively impact our financial position and liquidity.
Preferred Stock
On March 10, 2021, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the issuance totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of December 31, 2023, each share of Preferred Stock was convertible into 0.055915 shares of Common Stock, with such conversion rate scheduled to return to 0.05 upon payment of accrued dividends.

The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain specified circumstances (including in connection with the 2023 dividend waivers described below). In addition, such holders are entitled to request, and we must take all actions reasonably necessary to pay, a one-time special dividend on the Preferred Stock equal to the highest dividend that our Board of Directors determines can be paid at the applicable time (or a lesser amount agreed by the holders), subject to additional conditions and limitations described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. We may be obligated to obtain debt financing in order to effectuate the special dividend, which could significantly impact our financial position and liquidity depending on the timing and scope of the dividend payment and related financing. Moreover, this obligation could lead us to refinance or terminate the Revolving Credit Agreement prior to its maturity, due to its restrictions on our ability to incur additional debt.
At the Annual Meeting held on June 15, 2023, our stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations governing the Preferred Stock. On the same date, each holder of Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by us on that date. Upon receipt of the waivers, our Board unanimously agreed to defer the June 2023 payment in order to provide flexibility to our management team to continue to execute our strategic plan and consider dividend payment options later in the year. Under the waivers and the Certificate of Designations, the deferred dividends would accrue and accumulate at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023.
On December 26, 2023, at our request, each holder of our Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023. Under these most recent waivers and the Certificate of Designations, the deferred dividends will continue to accrue at a rate of 9.5% per year until paid, with payment to occur on or before June 30, 2024, subject to certain conditions. Payment of annual dividends (including deferred dividends) in the form of cash could significantly impact our financial position and liquidity.
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
The amount we are able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. Notably, the Revolving Credit Agreement (as amended) contains financial covenants that require us to maintain a minimum Consolidated Asset Coverage Ratio and minimum Liquidity through maturity, and a minimum Consolidated Fixed Charge Coverage Ratio for periods after December 31, 2023 (each term as defined in the Revolving Credit Agreement). As of December 31, 2023, we were in compliance with our covenants under the Revolving Credit Agreement, and based on our current plans, we do not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement.
As of December 31, 2023, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.2 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $20.8 million. The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods, and support our working capital position. While we continue to take steps to reduce our outstanding trade payables and improve our working capital position, our liquidity could be negatively affected if we are unable to generate sufficient cash from operations to satisfy outstanding payables and meet our other financial obligations as they come due. Our liquidity could also be negatively affected if we are unable to repay or refinance our outstanding borrowings under the Revolving Credit Agreement upon its maturity in May 2024.
For additional information on the Revolving Credit Agreement, refer to Footnote 6, Debt.
Sale of Common Stock and Warrants
On June 23, 2019, we entered into a Securities Purchase Agreement with CVI Investments, Inc. ("CVI") pursuant to which we sold to CVI for aggregate gross proceeds of $20.0 million (i) 136,425 shares of Common Stock and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants to initially purchase up to 582,701 shares of Common Stock (the "Private Placement"). On October 14, 2019, we issued 136,425 shares of Common Stock to CVI upon exercise by CVI of the Series C Warrants. As a result of this exercise, the number of shares issuable under our Series A Warrants was increased by 136,425. On January 29, 2020, the Series B-1 Warrants expired unexercised. On August 3, 2020, the Series B-2 Warrants expired unexercised.
The exercise price of our Series A warrants was adjusted in connection with the Preferred Stock transactions in March 2021 and further adjusted in connection with shares issued to non-executive employees under our annual incentive compensation plan in March 2023. For additional information on the Private Placement and the adjustments to our Series A Warrants (which adjustments could reduce the cash proceeds we receive upon exercise of the Series A Warrants), refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity.
Restricted Cash
Restricted cash represents security deposits for subleased office space. As of December 31, 2023 and 2022, we had $0.2 million and $0.4 million of restricted cash, respectively.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of right-of-use assets and goodwill, stock-based compensation, deferred tax provision, change in the fair value of financing derivatives, warrants liability and contingent consideration liability, loss on extinguishment of debt, non-cash interest expense on the Notes, accretion of debt discount, and amortization of deferred financing costs.
Net cash provided by operating activities in 2023 was $28.9 million compared to $34.9 million in 2022. The decrease in cash provided by operating activities was partially attributable to a net decrease in cash generated from operating assets and liabilities, with $10.5 million of cash used for the year ended December 31, 2023 as compared to $0.3 million of cash generated for the year ended December 31, 2022. The lower amount of cash generated from operating assets and liabilities in 2023 was primarily due to severance payments made in 2023, as well as the first payment of contingent consideration for our 2021 Shareablee acquisition. Other contributors to the decrease in cash provided by operating activities were lower revenue, lower adjustments for amortization and stock-based compensation expense and change in fair value of contingent consideration in 2023, offset by the change in fair value of our warrants liability and depreciation.
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
Net cash used in investing activities in 2023 was $23.8 million compared to $17.8 million in 2022. The increase in cash used in investing activities was primarily due to an increase in cash paid for capitalized internally developed software as we increased our focus on product infrastructure and innovation in 2023.
Net cash used in investing activities in 2022 was $17.8 million compared to $14.6 million in 2021. The increase in cash used in investing activities was primarily due to an increase in cash paid for capitalized internally developed software offset by cash acquired from our 2021 acquisition of Shareablee.
Financing Activities
Net cash used in financing activities in 2023 was $3.4 million compared to $18.1 million in 2022. The decrease in cash used for financing activities was primarily due to the deferral of accrued dividends due to holders of the Preferred Stock in 2023, as described under "Preferred Stock" above. This was offset by a portion of the first payment of contingent consideration for our 2021 Shareablee acquisition initially recorded at fair value and paid in 2023.
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

Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected (Smart) TV data providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected TV data. These agreements have remaining terms from one to seven years. As of December 31, 2023, the total fixed payment obligations related to set-top box and connected TV data agreements are $298.5 million and $30.4 million, respectively.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from less than one to four years. As of December 31, 2023, the total fixed payment obligation related to these agreements is $41.6 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is two years. As of December 31, 2023, the total fixed payment obligation related to this agreement is $28.8 million.
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
The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial condition and results of operations because they involve significant judgments and uncertainties. Actual results in these areas could differ from management's estimates. Refer to Footnote 2, Summary of Significant Accounting Policies, for further information on our most significant accounting policies.
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
Long-term growth rate: the long-term growth rate represents the rate at which our single reporting unit's earnings are expected to grow or losses to decrease. Our assumed long-term growth rate was based on projected long-term inflation and gross domestic product growth estimates for the countries in which we operate and a long-term growth estimate for our business and the industry in which we operate. The long-term growth rate selected for the 2023, 2022 and 2021 annual impairment analyses was 3.0%.
Discount rate: our reporting unit's future cash flows are discounted at a rate that is consistent with our average weighted cost of capital that is likely to be utilized by market participants. The weighted-average cost of capital is our estimate of the overall returns required by both debt and equity investors, weighted by their respective contributions of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in our business and in our internally-developed forecasts. The discount rates selected for the 2023, 2022 and 2021 annual impairment analyses were 22.0%, 27.0% and 19.0%, respectively. Our selected discount rate was lower in 2023 in comparison to 2022 primarily due to the decrease in unlevered beta assumptions and company-specific risk premium ("CSRP"). The decrease in CSRP was related to the utilization of lower growth rates in earnings before interest, taxes, depreciation, and amortization.
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
As of October 1, 2023, we concluded that it was more likely than not that the estimated fair value of our reporting unit was less than its carrying value. In our assessment, we considered the decline in our revenue, stock price, and market capitalization among other factors. We performed a quantitative goodwill impairment test in conjunction with the annual test using a discounted cash flow model, supported by a market approach. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $34.1 million non-cash impairment charge in the quarter ended December 31, 2023.
As of June 30, 2023, we concluded that it was more likely than not that the estimated fair value of our reporting unit was less than its carrying value. In our assessment, we considered the decline in our stock price and market capitalization among other factors. We performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $44.1 million non-cash impairment charge in the quarter ended June 30, 2023.
Goodwill allocated to our single reporting unit as of December 31, 2023 was $310.4 million. The projected long-term cash flows used in our fair value estimate are consistent with our most recent operating plan and are dependent on the successful execution of our business plan, overall industry growth rates and the competitive environment.
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
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. As of December 31, 2023, we have outstanding warrants that are subject to market risk. We also have interest rate risk for amounts outstanding under our Revolving Credit Agreement, and foreign currency exchange rate risk from our global operations.
Interest Rate Risk
As of December 31, 2023, our borrowings, including letters of credit, under the Revolving Credit Agreement bore interest at a variable rate per annum equal to the Daily SOFR (as defined in the Revolving Credit Agreement) plus an applicable rate of 3.50%.
As a result, we are subject to interest rate risk based on the Daily SOFR, and our interest obligation on outstanding borrowings will fluctuate with movements in the Daily SOFR. We are permitted to repay any amounts borrowed under the Revolving Credit Agreement prior to the maturity date without any premium or penalty other than customary breakage costs.
As of December 31, 2023, our exposure to interest rate risk calculated using the Daily SOFR was not material.
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
There can be no guarantee that exchange rates will remain constant in future periods. In addition to the impact from the U.S. Dollar to Euro exchange rate movements, we are also impacted by the movements in the exchange rates between the U.S. Dollar and various South American, Asia Pacific and other European currencies. We performed a sensitivity analysis, assuming a 10% decrease or increase in the value of foreign currencies in which we operate. We determined that a 10% decrease in value would have resulted in a decrease to our net loss of approximately $11.0 million and a 10% increase in value would have resulted in an increase to our net loss of approximately $7.2 million for the year ended December 31, 2023.
As of December 31, 2023, of our total $22.9 million in cash and cash equivalents, including restricted cash, $10.7 million was held by foreign subsidiaries. Of this amount, we believe $2.4 million could be subject to income tax withholding of 5% to 15% if the funds were repatriated to the U.S.
Warrants Liability Financial Instrument Risk
As a result of having $0.7 million in liability related to outstanding warrants as of December 31, 2023, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of the warrants is impacted by changes in the market price of our Common Stock. As of December 31, 2023, our exposure to market risk related to our warrants, which are scheduled to expire in June 2024, was not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of comScore, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of comScore, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible redeemable preferred stock and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Given the complexity of certain of the Company's contracts, such as contracts with MVPDs that involve both the purchase and sale of services with a single counterparty, we concluded that revenue recognition from these contracts represents a critical audit matter because of the judgments necessary for management to identify performance obligations, determine the transaction price, allocate transaction price to the performance obligations and recognize revenue when performance obligations are satisfied. Performing audit procedures related to revenue recognition for these contracts required more extensive audit effort and a higher degree of auditor judgment.
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
◦Tested the SSP established by management by obtaining supporting evidence for management's determination of the SSP and tested the allocation of the contract value to performance obligations based on the SSP.
◦Tested the timing of revenue recognition by evaluating whether revenue should be recognized over time or at a point in time, and whether the revenue was recognized in the appropriate period by examining evidence of delivery or access to support the timing of revenue recognition based on the product or service type.
◦Tested the mathematical accuracy of management's calculation of revenue.
◦Obtained external evidence regarding the delivery of the performance obligation(s) and confirming there are no side agreements.
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
In the second quarter of 2023, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the decline in the Company's stock price and market capitalization, as well as discrete changes to its long-term forecast as triggering events of a potential impairment among other factors. The Company performed a quantitative goodwill impairment test on its reporting unit using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result the Company recorded a $44.1 million impairment charge during the three months ended June 30, 2023.
In conjunction with its annual test as of October 1, 2023, the Company performed a quantitative goodwill impairment test. The fair value of the reporting unit was determined using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test and as a result, the Company recorded a $34.1 million impairment charge during the three months ended December 31, 2023.
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
•We sensitized management's projections and performed inquiries of management to determine areas of audit focus.
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
•We evaluated the impact of changes in management's revenue forecasts from the October 1, 2023 measurement date to December 31, 2023.

/s/ Deloitte & Touche LLP
McLean, Virginia
March 12, 2024
We have served as the Company's auditor since 2017.

COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except share and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$22,750	$20,044
Restricted cash	186	398
Accounts receivable, net of allowances of $614 and $798, respectively ($786 and $1,034 of accounts receivable attributable to related parties, respectively)	63,826	68,457
Prepaid expenses and other current assets	11,228	15,922
Total current assets	97,990	104,821
Property and equipment, net	41,574	36,367
Operating right-of-use assets	18,628	23,864
Deferred tax assets	2,588	3,351
Intangible assets, net	8,115	13,327
Goodwill	310,360	387,973
Other non-current assets	12,040	10,883
Total assets	$491,295	$580,586
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($11,996 and $12,090 attributable to related parties, respectively)	$30,551	$29,090
Accrued expenses ($3,781 and $4,297 attributable to related parties, respectively)	34,422	43,393
Contract liabilities ($1,784 and $1,341 attributable to related parties, respectively)	48,912	52,944
Revolving line of credit	16,000	—
Accrued dividends (related parties)	24,132	7,863
Customer advances	11,076	11,527
Current operating lease liabilities	7,982	7,639
Current portion of contingent consideration	4,806	7,134
Other current liabilities	4,680	5,501
Total current liabilities	182,561	165,091
Non-current operating lease liabilities	23,003	29,588
Non-current portion of accrued data costs ($21,908 and $15,471 attributable to related parties, respectively)	32,833	25,106
Non-current revolving line of credit	—	16,000
Deferred tax liabilities	1,321	2,127
Other non-current liabilities	7,589	10,627
Total liabilities	247,307	248,539
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 100,000,000 shares authorized and 82,527,609 shares issued and outstanding as of December 31, 2023 and 82,527,609 shares authorized, issued and outstanding as of December 31, 2022; aggregate liquidation preference of $228,132 as of December 31, 2023 and $211,863 as of December 31, 2022 (related parties)	187,885	187,885
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of December 31, 2023 and 7,472,391 shares authorized as of December 31, 2022; no shares issued or outstanding as of December 31, 2023 or 2022	—	—
Common stock, $0.001 par value; 13,750,000 shares authorized as of December 31, 2023 and 2022; 5,093,380 shares issued and 4,755,141 shares outstanding as of December 31, 2023, and 4,943,486 shares issued and 4,605,247 shares outstanding as of December 31, 2022 (1)	5	5
Additional paid-in capital (1)	1,696,612	1,690,870
Accumulated other comprehensive loss	(14,110)	(15,940)
Accumulated deficit	(1,396,420)	(1,300,789)
Treasury stock, at cost, 338,239 shares as of December 31, 2023 and 2022 (1)	(229,984)	(229,984)
Total stockholders' equity	56,103	144,162
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$491,295	$580,586
(1) Adjusted retroactively for the Reverse Stock Split, refer to Footnote 2, Summary of Significant Accounting Policies.

See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(In thousands, except share and per share data)	2023	2022	2021
Revenues (1)	$371,343	$376,423	$367,013

Cost of revenues (1) (2) (3)	205,580	205,294	203,044
Selling and marketing (2) (3)	63,322	68,453	66,937
Research and development (2) (3)	33,701	36,987	39,123
General and administrative (2) (3)	51,192	61,200	61,736
Amortization of intangible assets	5,213	27,096	25,038
Impairment of goodwill	78,200	46,300	—
Restructuring	6,234	5,810	—
Impairment of right-of-use and long-lived assets	1,502	156	—
Total expenses from operations	444,944	451,296	395,878
Loss from operations	(73,601)	(74,873)	(28,865)
Interest expense, net (1)	(1,445)	(915)	(7,801)
Other income (expense), net	42	9,785	(5,778)
(Loss) gain from foreign currency transactions	(2,824)	1,166	2,895
Loss on extinguishment of debt (1)	—	—	(9,629)
Loss before income taxes	(77,828)	(64,837)	(49,178)
Income tax provision	(1,533)	(1,724)	(859)
Net loss	$(79,361)	$(66,561)	$(50,037)
Net loss available to common stockholders
Net loss	$(79,361)	$(66,561)	$(50,037)
Convertible redeemable preferred stock dividends (1)	(16,270)	(15,513)	(12,623)
Total net loss available to common stockholders	$(95,631)	$(82,074)	$(62,660)
Net loss per common share (4):
Basic and diluted	$(19.88)	$(17.71)	$(15.51)
Weighted-average number of shares used in per share calculation - Common Stock (4):
Basic and diluted	4,811,233	4,634,178	4,040,102
Comprehensive loss:
Net loss	$(79,361)	$(66,561)	$(50,037)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	1,830	(3,842)	(5,068)
Total comprehensive loss	$(77,531)	$(70,403)	$(55,105)
(1) Transactions with related parties are included in the line items above as follows (refer to Footnote 14, Related Party Transactions, for further information):

	Years Ended December 31,
	2023	2022	2021
Revenues	$11,420	$14,934	$16,285
Cost of revenues	29,265	26,971	34,534
Interest expense, net	—	—	(4,692)
Loss on extinguishment of debt	—	—	(9,608)
Convertible redeemable preferred stock dividends	(16,270)	(15,513)	(12,623)
(2) Excludes amortization of intangible assets, which is presented separately in the Consolidated Statements of Operations and Comprehensive Loss.
(3) Stock-based compensation expense is included in the line items above as follows:

	Years Ended December 31,
	2023	2022	2021
Cost of revenues	$533	$1,144	$1,603
Selling and marketing	380	1,021	1,791
Research and development	411	827	1,079
General and administrative	3,211	5,186	9,375
Total stock-based compensation expense	$4,535	$8,178	$13,848
(4) Adjusted retroactively for the Reverse Stock Split, refer to Footnote 2, Summary of Significant Accounting Policies.

See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock (2)		Additional Paid-In Capital (2)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	3,646,927	$4	$1,622,055	$(7,030)	$(1,156,055)	$(229,984)	$228,990
Net Loss	—	—	—	—	—	—	(50,037)	—	(50,037)
Convertible redeemable preferred stock, net of issuance costs (1)	82,527,609	187,885	—	—	—	—	—	—	—
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(12,623)	—	(12,623)
Fair value of Common Stock issued in connection with acquisition	—	—	397,275	1	25,774	—	—	—	25,775
Foreign currency translation adjustment	—	—	—	—	—	(5,068)	—	—	(5,068)
Interest paid in Common Stock (1)	—	—	208,289	—	10,812	—	—	—	10,812
Restricted stock units distributed	—	—	118,148	—	7,119	—	—	—	7,119
Payments for taxes related to net share settlement of equity awards	—	—	(7,775)	—	(522)	—	—	—	(522)
Conversion shares issued as extinguishment cost on senior secured convertible notes (1)	—	—	157,500	—	9,608	—	—	—	9,608
Amortization of stock-based compensation	—	—	—	—	9,123	—	—	—	9,123
Balance as of December 31, 2021	82,527,609	$187,885	4,520,364	$5	$1,683,969	$(12,098)	$(1,218,715)	$(229,984)	$223,177
Net Loss	—	—	—	—	—	—	(66,561)	—	(66,561)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(15,513)	—	(15,513)
Foreign currency translation adjustment	—	—	—	—	—	(3,842)	—	—	(3,842)
Exercise of Common Stock options, net	—	—	4,848	—	103	—	—	—	103
Restricted stock units distributed	—	—	74,656	—	1,718	—	—	—	1,718
Payments for taxes related to net share settlement of equity awards	—	—	(656)	—	(23)	—	—	—	(23)
Other	—	—	6,035	—	(3)	—	—	—	(3)
Amortization of stock-based compensation	—	—	—	—	5,106	—	—	—	5,106
Balance as of December 31, 2022	82,527,609	$187,885	4,605,247	$5	$1,690,870	$(15,940)	$(1,300,789)	$(229,984)	$144,162
Net Loss	—	—	—	—	—	—	(79,361)	—	(79,361)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(16,270)	—	(16,270)
Foreign currency translation adjustment	—	—	—	—	—	1,830	—	—	1,830
Exercise of Common Stock options, net	—	—	150	—	3	—	—	—	3
Restricted stock units distributed	—	—	152,375	—	3	—	—	—	3
Payments for taxes related to net share settlement of equity awards	—	—	(2,631)	—	(65)	—	—	—	(65)
Settlement of restricted stock unit liability	—	—	—	—	2,761	—	—	—	2,761
Amortization of stock-based compensation	—	—	—	—	3,040	—	—	—	3,040
Balance as of December 31, 2023	82,527,609	$187,885	4,755,141	$5	$1,696,612	$(14,110)	$(1,396,420)	$(229,984)	$56,103
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
(2) Adjusted retroactively for the Reverse Stock Split, refer to Footnote 2, Summary of Significant Accounting Policies.
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2023	2022	2021
Operating activities:
Net loss	$(79,361)	$(66,561)	$(50,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	78,200	46,300	—
Depreciation	19,778	16,828	15,793
Non-cash operating lease expense	5,456	6,060	5,345
Amortization of intangible assets	5,213	27,096	25,038
Stock-based compensation expense	4,535	8,178	13,848
Amortization expense of finance leases	1,929	2,364	2,188
Impairment of right-of-use and long-lived assets	1,502	156	—
Change in fair value of contingent consideration liability	350	2,558	—
Deferred tax provision	(35)	(475)	(1,719)
Change in fair value of warrant liability	(49)	(9,802)	7,689
Loss on extinguishment of debt	—	—	9,629
Non-cash interest expense on senior secured convertible notes (1)	—	—	4,692
Accretion of debt discount	—	—	1,620
Change in fair value of financing derivatives	—	—	(1,800)
Other	1,947	1,910	1,380
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	4,781	2,596	(2,081)
Prepaid expenses and other assets	2,185	(805)	(1,145)
Accounts payable, accrued expenses, and other liabilities	(4,121)	7,396	(4,210)
Contract liability and customer advances	(5,517)	(1,587)	(10,777)
Operating lease liabilities	(7,867)	(7,275)	(5,597)
Net cash provided by operating activities	28,926	34,937	9,856

Investing activities:
Capitalized internal-use software costs	(22,206)	(16,685)	(14,747)
Purchases of property and equipment	(1,580)	(1,137)	(803)
Cash and restricted cash acquired from acquisition	—	—	902
Net cash used in investing activities	(23,786)	(17,822)	(14,648)

Financing activities:
Principal payments on finance leases	(2,066)	(2,519)	(2,138)
Contingent consideration payment at initial value	(1,037)	—	—
Payments for dividends on convertible redeemable preferred stock (1)	—	(15,512)	(4,760)
Principal payment and extinguishment costs on senior secured convertible notes (1)	—	—	(204,014)
Principal payment and extinguishment costs on secured term note	—	—	(14,031)
Proceeds from borrowings on revolving line of credit	—	—	16,000
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs (1)	—	—	187,885
Other	(291)	(101)	(1,394)
Net cash used in financing activities	(3,394)	(18,132)	(22,452)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	748	(820)	(1,218)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,494	(1,837)	(28,462)
Cash, cash equivalents and restricted cash at beginning of period	20,442	22,279	50,741
Cash, cash equivalents and restricted cash at end of period	$22,936	$20,442	$22,279

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$22,750	$20,044	$21,854
Restricted cash	186	398	425
Total cash, cash equivalents and restricted cash	$22,936	$20,442	$22,279

	Years Ended December 31,
	2023	2022	2021
Supplemental cash flow disclosures:
Interest paid	$1,542	$652	$1,009
Income taxes paid, net of refunds	2,108	1,804	1,831
Operating cash flows from operating leases	10,922	10,364	9,623
Operating cash flows from finance leases	244	338	440

Supplemental non-cash activities:
Convertible redeemable preferred stock dividends accrued but not yet paid (1)	16,270	7,863	7,863
Settlement of restricted stock unit liability	2,762	1,718	7,117
Change in accounts payable and accrued expenses related to capital expenditures	1,130	1,162	479
Right-of-use assets obtained in exchange for finance lease liabilities	3,195	1,106	3,345
Right-of-use assets obtained in exchange for new operating lease liabilities	1,211	908	5,211
Fair value of Common Stock issued in connection with acquisition	—	—	25,774
Interest paid in Common Stock (1)	—	—	10,812
Conversion shares issued as extinguishment cost on senior secured convertible notes (1)	—	—	9,608
Fair value of contingent consideration recognized upon closing of acquisition	—	—	5,600
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
Reverse Stock Split
On December 12, 2023, the Company held a special meeting of stockholders of the Company (the "Special Meeting"). At the Special Meeting, the stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") for the purpose of effecting a reverse stock split (the "Reverse Stock Split") of all outstanding shares of Common Stock, par value $0.001 per share (the "Common Stock") and reducing the number of authorized shares of Common Stock by the same ratio as the Reverse Stock Split. Following the Special Meeting, the Board of Directors approved a final ratio of 1-for-20 for the Reverse Stock Split with an effective date of December 20, 2023.
On December 20, 2023, the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware to implement the Reverse Stock Split, without any change to the par value of the Common Stock. The Certificate of Amendment reduced the number of authorized shares of Common Stock from 275,000,000 to 13,750,000 and the total number of shares of stock authorized for issuance from 380,000,000 to 118,750,000. The Company implemented the Reverse Stock Split on December 20, 2023.
The Common Stock began trading on a split-adjusted basis on the Nasdaq Global Select Market on December 20, 2023 under the existing trading symbol "SCOR", but the security has been assigned a new CUSIP number (20564W204).
As a result of the Reverse Stock Split, every 20 shares of Common Stock issued and outstanding or held in treasury immediately prior to the Reverse Stock Split were converted into one share of Common Stock after the Reverse Stock Split. The Reverse Stock Split applied uniformly to all holders of Common Stock and did not alter any stockholder's percentage interest in the Company, except to the extent that the Reverse Stock Split would have resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split, as all fractional shares were rounded down to the nearest whole share. Stockholders who would otherwise have been entitled to a fractional share of Common Stock were instead entitled to receive a proportional cash payment.
Unless noted, all shares of Common Stock, including Common Stock underlying warrants, stock options, and restricted stock units, as well as all conversion ratios, exercise prices, conversion prices and per share information in the Consolidated Financial Statements have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Annual Report.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, accrued dividends have been separated from other current liabilities, and warrants liability has been aggregated within other current liabilities on the Consolidated Balance Sheets. Additionally, bad debt expense (benefit) and amortization of deferred financing costs have been aggregated within other operating activities on the Consolidated Statements of Cash Flows. Principal payments on capital lease and software license arrangements and payments for taxes related to net share settlement of equity awards have been aggregated within other financing activities on the Consolidated Statements of Cash Flows.
Use of Estimates and Judgments in the Preparation of the Consolidated Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of management's Standalone Selling Price ("SSP"), principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill, intangible and other long-lived assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, the fair value determination of contingent consideration from business combinations, financing-related liabilities and warrants, and the valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.
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
On May 16, 2023, Qurate sold 27,509,203 shares of Preferred Stock to Liberty Broadband Corporation ("Liberty") in a privately negotiated transaction.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of December 31, 2023 because a deemed liquidation event is not considered probable.
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
Extinguishment of the Notes on March 10, 2021 resulted in derecognition of the remaining financing derivatives. Refer to Footnote 6, Debt, for additional information.
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
As of December 31, 2023 and 2022, restricted cash represents security deposits for subleased office space.
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
The following is a summary of the activity within the allowance for doubtful accounts:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Beginning Balance	$(798)	$(1,173)	$(2,757)
Bad debt (expense) benefit	(236)	(312)	80
Recoveries	(99)	(126)	(161)
Write-offs	519	813	1,665
Ending Balance	$(614)	$(798)	$(1,173)
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

Included in property and equipment, net, are capitalized software costs to purchase and develop internal-use software, which the Company uses to provide services to its clients. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use in the Company's products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be 2 to 3 years. During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $22.4 million, $17.2 million, and $18.9 million (including $4.6 million recorded as part of the acquisition of Shareablee) in internal-use software costs, respectively. The Company depreciated $18.1 million, $15.1 million and $12.8 million in capitalized internal-use software costs during the years ended December 31, 2023, 2022 and 2021, respectively.
Business Combination
In December 2021, the Company and two newly formed, wholly owned subsidiaries of the Company entered into an Agreement and Plan of Merger (the "Merger Agreement" or "Merger") with Shareablee, Inc. ("Shareablee"), to acquire Shareablee in exchange for shares of the Company's Common Stock and contingent consideration payable subject to the achievement of certain conditions set forth in the Merger Agreement, as described in Footnote 3, Business Combination. Total consideration paid or payable by the Company related to the Merger (valued as of the closing date of the Merger) was $31.4 million, which included $5.6 million for the fair value of contingent consideration payable based on the achievement of certain contractual milestones or future revenue performance. The maximum amount of contingent consideration payable under the Merger is $8.6 million.
The contingent consideration is classified as a liability due to the fact it will be settled in cash or a variable number of shares of Common Stock (or a combination thereof), and the amount of the payment is not dependent upon the fair value of the Common Stock. The contingent consideration liability is measured at fair value on a recurring basis until the contingency is resolved.
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
In April 2022, the contingency was resolved and the full amount was deemed payable, subject to reduction for any pending indemnification claims and other terms set forth in the Merger Agreement. The resolution of this contingency eliminated the option pricing model as a valuation technique, and the fair value was remeasured using only the discounted cash flow model. The Company settled the first installment of $3.7 million in cash in 2023. In December 2023, the Company elected to settle the second installment of $3.7 million in cash. This amount remained outstanding as of December 31, 2023 and is scheduled to be paid in 2024. The Company expects to settle the remaining liability of $1.2 million payable in any combination of cash and Common Stock (at the Company's election) in December 2024.
The estimated fair value of the contingent consideration liability as of December 31, 2023 was $4.8 million. The loss due to change in fair value of $0.4 million for the year ended December 31, 2023 was classified within general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. Refer to Footnote 7, Fair Value Measurements, for additional information on the fair value of the contingent consideration.
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
During the third quarter of 2021, the Company completed its implementation of a new cloud-based Enterprise Resource Planning ("ERP") system. The Company capitalized $6.8 million of eligible implementation costs in connection with its development and testing of the ERP system. These capitalized implementation costs are classified within other non-current assets in the Consolidated Balance Sheets. As of December 31, 2023 and 2022, capitalized implementation costs, net of accumulated amortization, were $3.5 million and $5.0 million, respectively.
The Company determined the expected period of benefit of the capitalized implementation costs was five years. Amortization costs are classified within general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company recorded $1.4 million, $1.4 million, and $0.7 million of amortization expense for the years ended December 31, 2023, 2022 and 2021 respectively.
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
The Company has a single reporting unit. Accordingly, the impairment assessment for goodwill is performed at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative evaluation is an assessment of factors, including operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount, including goodwill. If the Company chooses not to complete a qualitative assessment or if the initial assessment indicates that it is more likely than not that the carrying value of the reporting unit exceeds its estimated fair value, additional quantitative testing is required.
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
The Company monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, general industry, and market and macroeconomic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a material non-cash impairment charge.
As part of the annual test as of October 1, 2023, the Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $34.1 million non-cash impairment charge during the quarter ended December 31, 2023. Refer to Footnote 10, Goodwill and Intangible Assets, for further information.
In the second quarter of 2023, the Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $44.1 million non-cash impairment charge during the quarter ended June 30, 2023. Refer to Footnote 10, Goodwill and Intangible Assets, for further information.
In the third quarter of 2022, the Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $46.3 million non-cash impairment charge during the quarter ended September 30, 2022.
No goodwill impairment charges were recognized during the year ended December 31, 2021.
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
Although the Company believes that the carrying values of its goodwill and definite-lived intangible assets are appropriately stated as of December 31, 2023, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
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
The Company performed an analysis in the third quarter of 2023 related to the abandonment of two leased office spaces, which changed the extent and manner for which the ROU assets and related long-lived assets were being used. The Company recorded a non-cash impairment charge of $1.5 million related to the ROU assets during the quarter ended September 30, 2023.
The Company performed an analysis in the fourth quarter of 2022 related to the execution of a sublease for a property for which expected cash receipts were less than the disbursements for the lease. The Company recorded a $0.2 million non-cash impairment charge related to the ROU asset in the fourth quarter of 2022. The fair value of the ROU asset was estimated using an income approach and a discount rate of 7.4%.
Although the Company believes that the carrying values of its other long-lived assets are appropriately stated as of December 31, 2023, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
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
The fair value of each warrant is estimated utilizing an option pricing model. Significant valuation inputs include the exercise price, price and expected volatility of the Company's Common Stock, risk-free rate and the remaining term of the warrants. As of December 31, 2023, the probability of a change of control was determined to be remote and did not require an enhancement to the valuation technique.
Leases
The Company's lease portfolio is comprised of two major classes. Real estate leases, which are the majority of the Company's leased assets, are accounted for as operating leases. Computer equipment leases are generally accounted for as finance leases.
The Company determines if an arrangement is or contains a lease at inception and whether the lease should be classified as an operating or finance lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Operating ROU assets also include the impact of any lease incentives. A ROU asset and lease liability are not recorded for short-term leases with an initial term of 12 months of less.
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
Operating leases are included in operating ROU assets, current operating lease liability, and non-current operating lease liability in the Consolidated Balance Sheets. The Company recognizes lease expense (excluding variable lease costs) for its operating leases on a straight-line basis over the term of the lease. Finance lease assets are included in property and equipment, net; current finance lease liabilities are aggregated into other current liabilities; and non-current finance lease obligations are aggregated in other non-current liabilities in the Consolidated Balance Sheets. The Company recognizes interest expense on the lease liability and the ROU asset is amortized over the lease term for its finance leases.
Income from subleased properties is recognized and presented as a reduction of costs, allocated among operating expense line items, in the Consolidated Statements of Operations and Comprehensive Loss.

Foreign Currency
Generally, the functional currency of the Company's foreign subsidiaries is the local currency. In those cases where the transaction is not denominated in the functional currency, the Company revalues the transaction to the functional currency and records the translation gain or loss in the Company's Statements of Operations and Comprehensive Loss. Assets and liabilities are translated at the current exchange rate as of the end of the year, and revenues and expenses are translated at average exchange rates in effect during the year. The gain or loss resulting from the process of translating a foreign subsidiary's functional currency financial statements into U.S. Dollars ("USD") is reflected as foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive loss. The translation adjustment for intercompany foreign currency loans that are permanent in nature are also recorded as accumulated other comprehensive loss. Translation adjustments on intercompany accounts that are short term in nature are recorded as (loss) gain from foreign currency transactions. For foreign entities where USD is the functional currency, re-measurement of gains and losses related to deferred tax assets and liabilities are reflected in income tax provision in the Consolidated Statements of Operations and Comprehensive Loss.
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
The Company enters into a limited number of monetary contracts with multichannel video programming distributors ("MVPDs") that involve both the purchase and sale of services with a single counterparty. Each contract is assessed to determine if the revenue and expense should be presented gross or net. In some instances, the Company may provide free distinct goods or services as a form of non-cash consideration to the counterparty. Revenue is recognized for these contracts to the extent SSP is established for distinct services provided. Any excess consideration above the established SSP of services is presented as a reduction to cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of non-cash consideration included in revenues during the years ended December 31, 2023, 2022 and 2021 totaled $4.2 million, $3.9 million, and $4.0 million, respectively. The fair value of non-cash consideration included in cost of revenues during the years ended December 31, 2023, 2022 and 2021 totaled $4.3 million, $4.1 million and $3.9 million, respectively.
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
Costs to Fulfill a Contract
Certain costs to fulfill are capitalized for contracts where the transfer of goods and services will occur in the future. Typically, these capitalized costs are incurred during a setup period prior to transferring control of the good or service over time. These costs include dedicated employees, subcontractors, and other third-party costs. Capitalized costs are assessed for recoverability at each reporting period. These costs are included in cost of revenues and are recognized in the same manner as the corresponding performance obligation. For the years ended December 31, 2023 and 2022, amortized and expensed contract costs were zero. For the year ended December 31, 2021, amortized and expensed contract costs were $2.7 million.
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

Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of the Company's normal operations. The following is a summary of the significant components of other income (expense), net:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Change in fair value of financing derivatives	$—	$—	$1,800
Change in fair value of warrants liability	49	9,802	(7,689)
Other	(7)	(17)	111
Total other income (expense), net	$42	$9,785	$(5,778)
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
The Company estimates forfeitures for stock-based awards at their grant date based on historical experience. The estimated forfeiture rate as of December 31, 2023, 2022 and 2021 was 10.0% for non-executive awards. Awards granted to senior executives have an estimated forfeiture rate of zero. The Company performs a review of its forfeiture rate assumption on an annual basis. Changes in the estimates and assumptions relating to forfeitures and subsequent grants may result in material changes to stock-based compensation expense in the future.
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
Beginning in 2022, the TCJA eliminated the option to immediately deduct research and experiment ("R&E") expenditures in the year incurred pursuant to Internal Revenue Code Section 174 ("Section 174"). The amended provision under Section 174 requires taxpayers to capitalize and amortize these expenditures over five years for research performed in the U.S. and over 15 years for research performed outside the U.S. While it is possible that Congress may defer, modify or repeal this provision, potentially with retroactive effect, it was not deferred, modified or repealed as of December 31, 2023. Due to the Company's federal and state net operating loss ("NOL") carryforwards, the amended provision under Section 174 only increased the Company's state cash taxes payable and reduced its cash flow from operating activities by an immaterial amount in 2023 and 2022. The capitalized R&E expenditures merely caused a reclassification between the NOL deferred tax asset and capitalized R&E deferred tax asset as of December 31, 2023 and 2022. Because the Company's deferred tax assets have a full valuation allowance against them, the amended provision under Section 174 did not materially impact the Company's tax rate or results of operations.
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
Basic loss per share is computed by dividing net loss available to only the common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share includes the effect of potential common shares, such as the Company's Preferred Stock, warrants, stock options, restricted stock units and deferred stock units, contingent consideration and Notes, to the extent the effect is dilutive. In periods with a net loss available to common stockholders, the anti-dilutive effect of these potential common shares is excluded and diluted net loss per share is equal to basic net loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Years Ended December 31,
	2023	2022	2021
Preferred Stock (1)	4,285,418	4,285,418	3,346,324
Warrants	272,851	272,851	272,851
Stock options, restricted stock units and deferred stock units	294,388	249,081	253,699
Contingent consideration (2)	71,377	211,034	—
Senior secured convertible notes	—	—	61,624
Total	4,924,034	5,018,384	3,934,498
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period (or at the time of issuance, if later).
(2) A contingent consideration liability was recognized as part of the acquisition described in Footnote 3, Business Combination. The liability payments may be settled in any combination of cash or shares of Common Stock based on the volume-weighted average trading price of the Common Stock for the 10 trading days prior to the date of each payment. Settlement of this liability in Common Stock could potentially dilute basic earnings per share in future periods. The Company calculated a potential anti-dilutive share count based on the maximum contingent consideration as of December 31, 2023 of $1.2 million and the $16.70 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on December 29, 2023. The Company calculated a potential anti-dilutive share count based on the maximum contingent consideration as of December 31, 2022 of $4.9 million and the $23.20 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on December 30, 2022. The impact was determined to be negligible for 2021 based on the period the liability was outstanding.

For the year ended December 31, 2023, dividends accrued to holders of the Preferred Stock totaled $16.3 million. These dividends have been included in calculating the total loss available to common stockholders used in the calculation of basic and diluted loss per share.
For the years ended December 31, 2022 and 2021, dividends to holders of the Preferred Stock, including those both paid and accrued, totaled $15.5 million and $12.6 million, respectively. These dividends have been included in calculating the total loss available to common stockholders used in the calculation of basic and diluted loss per share.
Recent Accounting Guidance Issued But Not Adopted at December 31, 2023
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments in this update should be applied on a prospective basis. Retroactive application is permitted. The Company expects to adopt the new standard effective January 1, 2025 and is currently evaluating the impact that this standard will have on its Consolidated Financial Statements and related disclosures.
In November 2023, the FASB issued ASU 2023-08, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements or related disclosures, but the Company does not believe that the adoption of this standard will have a significant impact to its Consolidated Financial Statements or related disclosures.
3.Business Combination
On December 16, 2021, the Company and two newly formed, wholly owned subsidiaries of the Company entered into the Merger Agreement with Shareablee, pursuant to which the Company acquired Shareablee. Total consideration payable to the former holders of Shareablee's capital stock and warrant, and certain underlying equity awards that were assumed by the Company, totaled 456,448 shares of Common Stock. This included 397,275 shares of Common Stock that were issuable at closing, 53,104 shares of Common Stock issuable pursuant to replacement stock options and restricted stock unit awards, and 6,067 shares of Common Stock subject to holdback pending final working capital adjustments. In addition, certain holders of Shareablee's capital stock, warrant and equity awards were also eligible to receive up to an aggregate of $8.6 million of contingent consideration over three years after the closing, subject to the satisfaction of certain conditions set forth in the Merger Agreement. The contingent consideration could be paid in any combination of cash and Common Stock, with any issuance of Common Stock to be based on the volume-weighted average trading price of the Common Stock for the ten full trading days ending on, and including the last business day prior to, the applicable date of the release of the contingent payment. The amount of contingent consideration would be based on the achievement of certain contractual milestones or a revenue target. Lastly, the Merger Agreement required a portion of cash held in escrow at closing to be paid to the former holders of Shareablee securities.
Itzhak Fisher, a member of the Company's Board, is a former director, stockholder and equity award holder of Shareablee. The fair value of Mr. Fisher's issuable Common Stock and replacement stock options totaled $0.7 million at closing, of which $0.4 million was recognized immediately as stock-based compensation expense and $0.3 million was classified as purchase consideration. Mr. Fisher was also eligible to receive $0.3 million in contingent consideration pursuant to the terms described above.
The total consideration paid or payable by the Company related to the Merger as of the closing date was $31.4 million. A summary of the consideration is as follows:

(In thousands)	Fair Value
Common Stock (1)	$25,329
Contingent consideration (2)	5,600
Replacement stock options and restricted stock unit awards	260
Escrow payable to former stockholders	184
Total purchase consideration	$31,373
(1) Calculated based on 397,275 shares of Common Stock issued upon closing, an estimated 6,068 shares of Common Stock to be issued upon completion of a final working capital assessment, and the $62.80 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on December 16, 2021.
(2) Refer to Footnote 2, Summary of Significant Accounting Policies, for additional information on the selected valuation technique. The Company concluded any change in fair value between December 16, 2021 and December 31, 2021 was negligible.

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
(1) The fair values of these assets are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements. Refer to Footnote 2, Summary of Significant Accounting Policies, for additional information on the selected valuation techniques.
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

	Years Ended December 31,
(In thousands)	2023	2022	2021
By solution group:
Digital Ad Solutions	$208,833	$212,510	$221,979
Cross Platform Solutions	162,510	163,913	145,034
Total	$371,343	$376,423	$367,013
By geographical market:
United States	$335,785	$337,862	$321,891
Europe	18,738	19,007	26,250
Latin America	6,986	7,843	6,952
Canada	5,666	7,604	7,630
Other	4,168	4,107	4,290
Total	$371,343	$376,423	$367,013
By timing of revenue recognition:
Products and services transferred over time	$315,093	$312,723	$288,439
Products and services transferred at a point in time	56,250	63,700	78,574
Total	$371,343	$376,423	$367,013
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of December 31,
(In thousands)	2023	2022
Accounts receivable, net	$63,826	$68,457
Current and non-current contract assets	8,833	6,736
Current contract liabilities	48,912	52,944
Current customer advances	11,076	11,527
Non-current contract liabilities	605	887
Current and non-current contract assets as of December 31, 2023 increased from the prior year primarily due to revenue recognition ahead of contract billings for license fees in connection with multi-year agreements that will be billed over the contract term.
Significant changes in the current contract liabilities balances are as follows:

	Years Ended December 31,
(In thousands)	2023	2022
Revenue recognized that was included in the opening contract liabilities balance	$(49,470)	$(49,265)
Cash received or amounts billed in advance and not recognized as revenue	44,349	48,705
Remaining Performance Obligations
As of December 31, 2023, approximately $230 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 51% of these remaining performance obligations in 2024, and approximately 29% in 2025, with the remainder recognized thereafter.
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
Conversion Provisions
The Preferred Stock is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion rate is calculated as the product of (i) the conversion factor and (ii) the quotient of (A) the sum of the initial purchase price and accrued dividends with respect to each share of Preferred Stock divided by (B) the initial purchase price. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. Due to the Reverse Stock Split effected on December 20, 2023, the conversion factor was adjusted to 0.05 pursuant to the Certificate of Designations of the Preferred Stock. As of December 31, 2023, each share of Preferred Stock was convertible into 0.055915 shares of Common Stock, with such assumed conversion rate scheduled to return to 0.05 upon payment of accrued dividends.
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
As of December 31, 2023, no shares of Preferred Stock have been converted into Common Stock.
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
Dividend Rights
The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears (on June 30 of each year) and subject to increase under certain specified circumstances. The annual dividend accrues on a daily basis from and including the issuance date of such shares, whether or not declared. In the event the annual dividends are not paid on the annual payment date, the dividends otherwise payable on such date shall continue to accrue and cumulate at a rate of 9.5% per annum, until such failure is cured.
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
On June 30, 2022, in accordance with the Certificate of Designations, the Company paid cash dividends totaling $15.5 million to the holders of the Preferred Stock, representing dividends accrued for the period from June 30, 2021 through June 29, 2022.

At the annual meeting of stockholders of the Company held on June 15, 2023 (the "Annual Meeting"), the Company's stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations. On the same date, each holder of Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by the Company on that date (the "June Waivers"). Upon receipt of the June Waivers, the Company's Board elected to defer the June 30, 2023 payment. Under the June Waivers and the Certificate of Designations, the deferred dividends would accrue and accumulate at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023.
On December 26, 2023, each holder of Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023 (the "December Waivers"). Under the December Waivers and the Certificate of Designations, the deferred dividends will continue to accrue at a rate of 9.5% per year until paid, with payment to occur on or before June 30, 2024, subject to certain conditions.
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
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares at a purchase price equal to the initial purchase price, increased by accrued dividends. The change of control put option was determined to be a derivative liability under ASC 815, Derivatives and Hedging. As of December 31, 2023, the probability of a change of control was determined to be remote, and the fair value of the change of control derivative was determined to be negligible. To the extent the holders of the Preferred Stock do not exercise the put option in a covered change of control, the Company has the right to redeem the remaining Preferred Stock at a redemption price equal to the initial purchase price, increased by accrued dividends.
As described above, the Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Consolidated Balance Sheets.
2019 Issuance and Sale of Common Stock and Warrants
On June 23, 2019, the Company entered into a Securities Purchase Agreement with CVI Investments, Inc. ("CVI"), pursuant to which CVI agreed to purchase (i) 136,425 shares of Common Stock (the "Initial Shares"), at a price of $146.60 per share and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants, for aggregate gross proceeds of $20.0 million (the "Private Placement"). The Private Placement closed on June 26, 2019 (the "CVI Closing Date"). The Series B-1 Warrants and Series B-2 Warrants expired in 2020.
The Series C Warrants were exercised on October 10, 2019. As a result of this exercise, the Company issued 136,425 shares of Common Stock to CVI on October 14, 2019. In addition, the number of shares issuable under the Series A Warrants was increased by 136,425.
The Series A Warrants are exercisable by the holders for a period of five years from the CVI Closing Date and are currently exercisable into 272,851 shares of Common Stock, which is equal to the Initial Shares plus the number of shares issued pursuant to the exercise of the Series C Warrants (described above). The exercise price for the Series A Warrants was $240.00 upon issuance but was subsequently adjusted, as described below. The Series A Warrants may be exercised for cash or through a net settlement feature under certain circumstances.
The exercise price for the Series A Warrants is subject to anti-dilution adjustment in certain circumstances, including upon certain issuances of capital stock. Upon the issuance of the Preferred Stock, the Company adjusted the exercise price of the Series A Warrants from $240.00 to $49.438 per share, the closing price of the Transactions. On March 15, 2023, the Company granted Common Stock awards to certain non-executive employees valued at $20.20 per share (the closing price of the Common Stock on March 15, 2023) under the Company's annual incentive compensation plan, resulting in a further adjustment of the Series A Warrants exercise price from $49.438 to $20.20 per share. The estimated fair value of the Series A Warrants immediately after the exercise price adjustment on March 15, 2023 was $1.7 million, reflecting an increase of $1.0 million compared to the value as of December 31, 2022.
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

The estimated fair value of the warrants as of December 31, 2023 was $0.7 million. Refer to Footnote 7, Fair Value Measurements, for further information.
2013 Stock Option/Issuance Plan
On December 16, 2021, the Company assumed certain equity awards outstanding under the Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan") in connection with the acquisition of Shareablee described in Footnote 3, Business Combination. The Company registered the securities issuable under the 2013 Plan with the SEC on December 23, 2021. The 2013 Plan expired on June 21, 2023. As a result, there are no shares remaining available for future equity awards under the 2013 Plan as of December 31, 2023.
2018 Equity and Incentive Compensation Plan
The Company's stockholders approved the 2018 Equity and Incentive Compensation Plan (the "2018 Plan") at the Company's 2018 Annual Meeting, approved an amendment and restatement of the 2018 Plan at the Company's 2020 Annual Meeting, and approved further amendments of the 2018 Plan at the Company's 2022 and 2023 Annual Meetings. Under the 2018 Plan, as amended, the Company may grant option rights, appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units up to 1,892,500 shares of Common Stock. The aggregate number of shares of Common Stock available will be reduced by: (i) one share of Common Stock for every one share of Common Stock subject to an award of option rights or appreciation rights granted under the 2018 Plan and (ii) two shares of Common Stock for every one share of Common Stock subject to an award other than option rights or appreciation rights granted under the 2018 Plan. If any award granted under the 2018 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to awards of option rights or appreciation rights and two shares of Common Stock for every one share of Common Stock subject to awards other than of option rights or appreciation rights. The Company registered the securities under the 2018 Plan with the SEC effective June 1, 2018. The maximum number of shares available for future issuance under the 2018 Plan as of December 31, 2023 (excluding outstanding awards) is 340,728.
Stock Options
The Company's Compensation Committee (or Board of Directors, as applicable) approved and awarded 47,400 options for the year ended December 31, 2022 under the 2018 Plan to employees. No options were approved and awarded for the years ended December 31, 2023 and 2021 under the 2018 Plan.
The fair values of options at the date of grant, or when assumed by the Company, were estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	2022	2021
Dividend yield (1)	0.0%	0.0%
Expected volatility (2)	68.2 - 69.2%	33.2% - 72.4%
Risk-free interest rate (3)	3.2% - 4.2%	0.1% - 1.4%
Expected life of options (in years) (4)	6.18 - 6.25	0.25 - 9.81
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
(3) The Company used rates on the grant date of zero-coupon government bonds with maturities over periods covering the term of the awards.
(4) This is the period of time that the options granted are expected to remain outstanding. Options under the Company's plans generally have a contractual term of 10 years and generally must be exercised within 30 to 90 days following termination of service.

A summary of options granted, exercised, forfeited and expired during the years ended December 31, 2023, 2022 and 2021 is included below:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2020	49,859	$196.40
Options assumed (1)	49,443	23.40
Options expired	(10,150)	296.60
Options outstanding as of December 31, 2021	89,152	$89.00
Options granted	47,400	50.00
Options exercised	(4,848)	27.00
Options forfeited	(3,114)	146.60
Options expired	(14,391)	291.40
Options outstanding as of December 31, 2022	114,199	$48.40
Options exercised	(150)	18.20
Options forfeited	(760)	26.64
Options expired	(4,626)	96.42
Options outstanding as of December 31, 2023	108,663	$46.56
Options exercisable as of December 31, 2023	70,181	$45.86
(1) Excludes 875 stock options settled in cash in lieu of the issuance of Common Stock of the Company.
The following table summarizes information about options outstanding, and exercisable, as of December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.40 - $50.00	88,114	$37.34	7.02	49,722	$29.31	5.80
$64.20 - $107.60	20,247	75.20	5.90	20,157	75.15	5.90
$816.00	302	816.00	0.62	302	816.00	0.62
	108,663	$46.56	6.79	70,181	$45.86	5.81
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company's Common Stock as of the close of the exercise date. The aggregate intrinsic value for options exercised was zero, $0.1 million and zero for the years ended December 31, 2023, 2022 and 2021, respectively. The aggregate intrinsic value for all options exercisable was zero, $0.1 million and $0.5 million under the Company's stock plans as of December 31, 2023, 2022 and 2021, respectively. The aggregate intrinsic value for all options outstanding was zero, $0.1 million and $2.2 million under the Company's stock plans as of December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the total unrecognized compensation expense related to outstanding, but not yet exercisable, options is $0.8 million, which the Company expects to recognize over a weighted-average vesting period of approximately 2.4 years.
Stock Awards
The Company's outstanding stock awards are comprised of RSUs, including time-based, performance-based and market-based RSUs.
During 2023, the Company's Compensation Committee (or Board of Directors, as applicable) approved and awarded 234,171 time-based RSUs (of which 136,525 RSUs related to the settlement of an accrued 2022 annual incentive plan liability and vested immediately) under the 2018 Plan and the 2013 Plan to employees and directors of the Company. No market-based RSUs were awarded for the year ended December 31, 2023.
During 2022, the Company's Compensation Committee (or Board of Directors, as applicable) approved and awarded 86,929 time-based RSUs (of which 33,965 RSUs related to the settlement of an accrued 2021 annual incentive plan liability and vested immediately) and 31,000 market-based RSUs under the 2018 Plan to employees and directors of the Company. The market-based RSUs vest over 10 years and are contingent on certain stock-price hurdles.
During 2021, the Company's Compensation Committee (or Board of Directors, as applicable) approved and awarded 123,234 time-based RSUs (of which 70,664 RSUs related to the settlement of an accrued 2020 annual incentive plan liability and vested immediately) and 106,396 performance-based RSUs under the 2018 Plan to employees and directors of the Company. The performance-based RSUs pertained to awards approved by the Company's Board of Directors as part of the Transactions on January 7, 2021, which awards included the closing of the Transactions as an implied performance condition. Of these performance-based RSUs, 38,634 vested immediately upon the closing of the Transactions. The remaining performance-based RSUs generally vest after one to three years contingent on continued service.

On December 16, 2021, the Company assumed all outstanding RSUs representing the right to receive shares of Shareablee common stock as part of the Merger. Each assumed Shareablee RSU was converted into 0.01652185 RSUs of the Company, resulting in 2,785 RSUs of the Company. Each assumed Shareablee RSU is otherwise subject to the same terms and conditions (including as to vesting and issuance) as were applicable under the respective Shareablee RSU immediately prior to the Merger.
A summary of the stock awards granted, vested and forfeited during the years ended December 31, 2023, 2022 and 2021 is presented as follows. RSU awards with undelivered shares are classified as unvested until the date of delivery of the shares.

Unvested Stock Awards	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2020	91,261	$139.80
Granted	229,630	62.60
Assumed	2,785	62.80
Vested	(118,148)	93.60
Forfeited	(4,017)	270.60
Unvested as of December 31, 2021	201,511	$75.20
Granted	117,929	40.80
Vested	(74,656)	80.20
Forfeited	(12,554)	120.80
Unvested as of December 31, 2022	232,230	$53.80
Granted	234,171	19.08
Vested	(152,422)	23.11
Forfeited	(255)	47.60
Unvested as of December 31, 2023	313,724	$42.38
The aggregate intrinsic value for all unvested RSUs outstanding was $5.2 million, $5.4 million, and $13.5 million as of December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, total unrecognized compensation expense related to unvested RSUs was $2.2 million, which the Company expects to recognize over a weighted-average vesting period of approximately 2.0 years.
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
On February 25, 2022, the Company entered into an amendment (the "2022 Amendment") to the Revolving Credit Agreement to expand its aggregate borrowing capacity from $25.0 million to $40.0 million. The 2022 Amendment also replaced the Eurodollar Rate with a SOFR-based interest rate and modified the Applicable Rate definition in the Revolving Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 2.50%. Finally, the 2022 Amendment modified certain financial covenants under the Revolving Credit Agreement.
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
The Revolving Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company was in compliance with the covenants under the Revolving Credit Agreement as of December 31, 2023.
The Revolving Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
As of December 31, 2023, the Company had outstanding borrowings of $16.0 million, and issued and outstanding letters of credit of $3.2 million, under the amended Revolving Credit Agreement, with remaining borrowing capacity of $20.8 million. During the second quarter of 2023, the Company reclassified the outstanding borrowings to current liabilities from non-current liabilities as the facility matures in May 2024.
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
Interest on the Notes was payable on a quarterly basis in arrears, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock ("PIK Interest Shares"). On January 25, 2021, the Company paid quarterly accrued interest of $6.1 million through the issuance of 140,122 PIK Interest Shares.
In connection with the Transactions described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, the Company used cash proceeds of $204.0 million from the issuance of shares of its Preferred Stock to extinguish the Notes and related financing derivatives on March 10, 2021. The Company also issued 157,500 additional shares of Common Stock to Starboard (the "Conversion Shares"), as additional creditor consideration, which were valued at $9.6 million. Lastly, the Company paid interest accrued of $4.7 million for the period from January 1, 2021 to March 10, 2021 through the issuance of 68,166 PIK Interest Shares.
The Company recorded a loss on extinguishment of the Notes of $9.3 million for the three months ended March 31, 2021.
7.Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The Company's financial instruments measured at fair value in its Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	December 31, 2023				December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$112	$—	$—	$112	$2,455	$—	$—	$2,455

Liabilities
Contingent consideration liability (2)	$—	$4,806	$—	$4,806	$—	$8,158	$—	$8,158
Warrants liability (3)	—	—	669	669	—	—	718	718
Total	$—	$4,806	$669	$5,475	$—	$8,158	$718	$8,876
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. Dollar-denominated money market instruments with maturities less than three months.
(2) The contingent consideration was recognized as part of the acquisition described in Footnote 3, Business Combination. The contingent consideration liability is classified as current in the Consolidated Balance Sheets as of December 31, 2023. As of December 31, 2022, the current portion of the contingent consideration liability was $7.1 million. The non-current portion of consideration liability was $1.0 million and is classified within other non-current liabilities in the Consolidated Balance Sheets.

(3) Warrants liability includes only the Series A warrants as of December 31, 2023 and 2022. Warrants liability is classified within other current liabilities on the Consolidated Balance Sheets.
The elimination of the option pricing model used to value the contingent consideration liability reflected a change in the Company's valuation technique during the three months ended June 30, 2022. There were no other changes to the Company's valuation techniques or methodologies during the years ended December 31, 2023 or 2022, respectively.
The following tables present the changes in the Company's recurring Level 3 fair value measurements for the warrants liability and contingent consideration for the years ended December 31, 2023 and 2022:

(In thousands)	Warrants Liability	Contingent Consideration Liability
Balance as of December 31, 2021	$10,520	$5,600
Total gain included in other income (expense), net	(9,802)	—
Total loss recognized due to remeasurement (1)	—	2,348
Transfer to Level 2 (2)	—	(7,948)
Balance as of December 31, 2022	$718	$—
Total gain included in other income (expense), net	(49)	—
Balance as of December 31, 2023	$669	$—
(1) The loss due to remeasurement of the contingent consideration liability was recorded in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.
(2) The transfer was due to the resolution of the contingency regarding the amount of consideration payable during the three months ended June 30, 2022. Transfers between levels of the fair value hierarchy are recognized at the beginning of the reporting period.
The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed as of December 31, 2023 and 2022 that are measured at fair value on a recurring basis.

	Fair value measurements
	Valuation Technique	Significant Inputs	December 31, 2023	December 31, 2022
Warrants liability	Option pricing	Stock price	$16.70	$23.20
		Exercise price	$20.20	$49.44
		Volatility	75.0%	65.0%
		Term	0.49 years	1.49 years
		Risk-free rate	5.3%	4.6%
The primary sensitivities in the valuation of the warrants liability are driven by the exercise price, the Common Stock price at the measurement date and the expected volatility of the Common Stock over the remaining term.
Fair Value Measurements on a Nonrecurring Basis
For the years ended December 31, 2023 and 2022, the Company recorded goodwill impairment charges of $78.2 million and $46.3 million, respectively. Refer to Footnote 10, Goodwill, for further details. The remeasurement of goodwill is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit's estimated fair value. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record additional non-cash impairment charges.

8.Property and Equipment

	As of December 31,
(In thousands)	2023	2022
Computer equipment	$65,975	$64,653
Capitalized internal-use software	95,094	72,672
Leasehold improvements	15,571	15,456
Computer software (including software license arrangements of $1,365 in 2023 and 2022)	8,402	8,400
Finance leases	13,113	9,918
Office equipment, furniture, and other	5,186	5,164
Total property and equipment	203,341	176,263
Less: accumulated depreciation and amortization (including software license arrangements of $1,350 in 2023 and $1,243 in 2022)	(161,767)	(139,896)
Total property and equipment, net	$41,574	$36,367
For the years ended December 31, 2023, 2022, and 2021, depreciation expense was $19.8 million, $16.8 million and $15.8 million, respectively. In addition, amortization expense from finance leases was $1.9 million, $2.4 million and $2.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Of the Company's property and equipment, net, 99% was located in the United States as of December 31, 2023 and 2022.
9.Leases
The Company has finance leases for computer equipment and automobiles and operating leases for real estate. These leases have remaining lease terms of less than one year to four years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. As of December 31, 2023, the weighted average remaining lease term for the Company's finance leases and operating leases was 2.1 years and 3.5 years, respectively. As of December 31, 2023, the weighted average discount rate for the Company's finance leases and operating leases was 9.5% and 11.1%, respectively.
The components of lease cost were as follows:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Finance lease cost
Amortization of right-of-use assets	$1,929	$2,364	$2,188
Interest on lease liabilities	244	338	440
Total finance lease cost	$2,173	$2,702	$2,628

Operating lease cost
Fixed lease cost	$9,231	$11,174	$11,212
Short-term lease cost	86	150	336
Variable lease cost	1,077	1,369	1,622
Sublease income	(2,001)	(2,572)	(2,530)
Total operating lease cost	$8,393	$10,121	$10,640

Lease costs, net of sublease income, are reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Amortization of right-of-use assets
Cost of revenues	$574	$1,747	$1,617
Selling and marketing	629	263	243
Research and development	470	216	200
General and administrative	256	138	128
Total amortization of right-of-use assets	$1,929	$2,364	$2,188

Operating lease cost
Cost of revenues	$2,497	$3,030	$3,126
Selling and marketing	2,738	3,391	3,461
Research and development	2,044	2,382	2,367
General and administrative	1,114	1,318	1,686
Total operating lease cost	$8,393	$10,121	$10,640
Maturities of operating and finance lease liabilities as of December 31, 2023 were as follows:

(In thousands)	Operating Leases	Finance Leases
2024	$10,851	$2,301
2025	10,149	1,256
2026	10,118	821
2027	6,034	—
2028	139	—
Thereafter	—	—
Total lease payments	37,291	4,378
Less: imputed interest	6,306	394
Total lease liabilities	30,985	3,984
Less: current lease liabilities	7,982	2,126
Total non-current lease liabilities	$23,003	$1,858
As of December 31, 2023, the Company subleases five real estate properties. Two subleases have a non-cancelable term of less than one year. The remaining three subleases are non-cancelable and have remaining lease terms of one year to four years. None of these subleases contain any options to renew or terminate the sublease agreement. Future expected cash receipts from these subleases as of December 31, 2023 were as follows:

(In thousands)	Sublease Receipts
2024	$1,692
2025	1,566
2026	1,537
2027	825
2028 and thereafter	—
Total expected sublease receipts	$5,620
10.Goodwill and Intangible Assets
The Company tests goodwill for impairment annually during the fourth quarter as of October 1, or more frequently when events or changes in circumstances indicate that fair value is below carrying value. In conjunction with its annual test as of October 1, 2023, the Company performed a quantitative goodwill impairment test. In its assessment, the Company considered the decline in revenues in 2023 which drove lower revenue growth expectations in future years. The Company also considered the decline in the Company's stock price and market capitalization. The fair value of the reporting unit was determined using a discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs, supported by a market approach. The Company relied in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis. The Company's reporting unit did not pass the goodwill impairment test and as a result, the Company recorded a $34.1 million impairment charge in the fourth quarter of 2023.
In the second quarter of 2023, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the decline in the Company's stock price and market capitalization, among other factors. The Company performed quantitative testing on its reporting unit using a discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs, supported by a market approach. The Company relied in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis. The Company's reporting unit did not pass the goodwill impairment test, and as a result the Company recorded a $44.1 million impairment charge in the second quarter of 2023.
In 2022, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. Accordingly, in conjunction with its annual test as of October 1, 2022, the Company performed a quantitative goodwill impairment test as of September 30, 2022. The Company's reporting unit did not pass the goodwill impairment test and as a result, the Company recorded a $46.3 million impairment charge in the third quarter of 2022.
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2021	$435,711
Impairment charge	(46,300)
Translation adjustments	(1,438)
Balance as of December 31, 2022	$387,973
Impairment charge	(78,200)
Translation adjustments	587
Balance as of December 31, 2023	$310,360
The carrying values of the Company's definite-lived intangible assets are as follows:

	As of			As of
	December 31, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies and technology	$154,409	$(150,783)	$3,626	$154,388	$(147,887)	$6,501
Customer relationships	46,623	(42,663)	3,960	46,557	(40,932)	5,625
Intellectual property	14,366	(14,076)	290	14,356	(13,633)	723
Acquired software	9,765	(9,526)	239	9,765	(9,287)	478
Panel	3,107	(3,107)	—	3,084	(3,084)	—
Trade names	750	(750)	—	753	(753)	—
Other	600	(600)	—	600	(600)	—
Total intangible assets	$229,620	$(221,505)	$8,115	$229,503	$(216,176)	$13,327
Amortization expense related to intangible assets was $5.2 million, $27.1 million, and $25.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Of the Company's definite-lived intangible assets, net, all were generated by or located in the United States as of December 31, 2023 and 2022.
The weighted-average remaining amortization period by major asset class as of December 31, 2023 is as follows:

(In years)
Acquired methodologies and technology	3.0
Acquired software	1.0
Customer relationships	3.0
Intellectual property	0.7
The estimated future amortization of intangible assets is as follows:

(In thousands)
2024	$3,057
2025	2,529
2026	2,529
Thereafter	—
Total	$8,115

11.Accrued Expenses

	As of December 31,
(In thousands)	2023	2022
Accrued data costs	$15,529	$18,515
Payroll and payroll-related	10,604	15,118
Professional fees	2,203	2,410
Restructuring accrual	1,630	1,288
Other	4,456	6,062
Total accrued expenses	$34,422	$43,393
12.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with MVPDs and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms from one to seven years. As of December 31, 2023, the total fixed payment obligations related to set-top box and connected television data agreements are $298.5 million and $30.4 million, respectively.
The information set forth below summarizes the contractual obligations, by year, as of December 31, 2023:

(In thousands)
2024	$49,699
2025	45,556
2026	51,918
2027	44,031
2028	39,756
Thereafter	97,944
Total	$328,904
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

13.Income Taxes
The components of loss before income tax provision are as follows:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Domestic	$(79,078)	$(69,981)	$(53,202)
Foreign	1,250	5,144	4,024
Total	$(77,828)	$(64,837)	$(49,178)
Income tax provision is as follows:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Current:
Federal	$—	$51	$—
State	259	227	405
Foreign	1,309	1,921	2,173
Total	$1,568	$2,199	$2,578
Deferred:
Federal	$(128)	$8	$(1,538)
State	(687)	16	198
Foreign	780	(499)	(379)
Total	$(35)	$(475)	$(1,719)
Income tax provision	$1,533	$1,724	$859
A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes	0.4%	(0.3)%	(1.5)%
Other nondeductible/nontaxable items	(0.5)%	3.7%	(3.6)%
Nondeductible interest and derivatives	—%	—%	(5.9)%
Foreign rate differences	(0.3)%	(0.4)%	(1.2)%
Change in valuation allowance	(4.9)%	(10.7)%	(16.1)%
Stock compensation	(0.1)%	(2.3)%	(3.8)%
Executive compensation	—%	(0.1)%	(0.7)%
Goodwill impairment	(16.6)%	(11.8)%	—%
U.S. tax impact of restructuring	—%	—%	10.3%
Other adjustments	(1.0)%	(1.7)%	(0.2)%
Uncertain tax positions	—%	(0.1)%	—%
Effective tax rate	(2.0)%	(2.7)%	(1.7)%
Income Tax Provision
The Company recognized income tax expense of $1.5 million during the year ended December 31, 2023, which is primarily comprised of current tax expense of $1.6 million related to foreign taxes and state taxes. Included in tax expense is an income tax adjustment of $20.9 million related to the impairment of goodwill. Also included in total tax expense is income tax expense of $15.1 million for an increase in the valuation allowance recorded against the Company's deferred tax assets to offset the tax benefit of the Company's operating losses in the U.S. Income tax expense of $0.7 million has also been included for permanent differences in the book and tax treatment of certain stock-based compensation, executive compensation and other nondeductible expenses. These tax adjustments, along with state and local taxes, are the primary drivers of the annual effective income tax rate.
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
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The components of net deferred income taxes are as follows:

	As of December 31,
(In thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$191,657	$203,738
Lease liability	11,068	13,500
Deferred revenues	18,386	20,711
Deferred compensation	5,135	4,829
Accrued salaries and benefits	857	2,533
Tax credits	2,282	2,187
Tax contingencies	797	1,225
Allowance for doubtful accounts	112	151
Capital loss carryforwards	108	271
Intangible assets	3,970	3,640
Capitalized research and development expense	25,693	14,490
Other	2,587	2,665
Gross deferred tax assets	$262,652	$269,940
Valuation allowance	(251,253)	(250,994)
Net deferred tax assets	$11,399	$18,946
Deferred tax liabilities:
Lease asset	$(5,583)	$(7,855)
Property and equipment	(824)	(3,988)
Subpart F income recapture	(1,384)	(1,248)
Goodwill	(2,341)	(4,660)
Other	—	(40)
Total deferred tax liabilities	$(10,132)	$(17,791)
Net deferred tax asset	$1,267	$1,155
Tax Valuation Allowance
As of December 31, 2023 and 2022, the Company had a valuation allowance of $251.3 million and $251.0 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company's U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The increase in the valuation allowance during 2023 is primarily due to the increase in capitalized R&E expenditures under Section 174, net of the decrease in U.S. net operating loss carryforwards. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that such reduction of or addition to the Company's valuation allowance may have a material impact on the Company's results from operations.

A summary of the deferred tax asset valuation allowance is as follows:

	As of December 31,
(In thousands)	2023	2022
Beginning Balance	$250,994	$233,843
Additions from continuing operations	844	17,280
Reductions	(585)	(129)
Ending Balance	$251,253	$250,994
Net Operating Loss and Credit Carryforwards
Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company's ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income and taxes payable. During 2023, the Company concluded that the Transactions triggered an ownership change on May 10, 2021, and as a result, all of its U.S. net operating loss carryforwards are subject to an annual limitation under Section 382. Additionally, despite the net operating loss carryforwards, the Company may have a future income tax liability due to foreign income tax or state income tax requirements.
As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards for tax purposes of $559.5 million and $1.5 billion, respectively. The Company estimates that $456.7 million of its U.S. federal net operating loss carryforwards are utilizable given the annual limitations under Section 382. The Company has not yet completed its Section 382 analysis for its state net operating loss carryforwards, but it believes a portion of these will also not be utilizable due to the annual limitations under Section 382. The Company's net operating loss carryforwards begin to expire in 2024 for federal and state income tax purposes. The federal and certain state net operating losses generated after December 31, 2017 have an indefinite carryforward period. As of December 31, 2023, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $10.8 million, which begins to expire in 2024.
As of December 31, 2023, the Company had research and development credit carryforwards of $3.2 million which begin to expire in 2024.
Foreign Undistributed Earnings
As of December 31, 2023, the Company has certain foreign subsidiaries with accumulated undistributed earnings. The TCJA allows for a dividend received deduction resulting in no material U.S. federal income tax upon repatriation of these earnings. The Company intends to indefinitely reinvest these earnings, as well as future earnings from its foreign subsidiaries, to fund its international operations and therefore has not accrued any related foreign withholding taxes or state income taxes.
Uncertain Tax Positions
For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. The Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. The Company's liability for unrecognized tax benefits, which include interest and penalties, was $0.7 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. The remaining unrecognized tax benefits have reduced deferred tax balances. The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $2.0 million as of December 31, 2023, 2022 and 2021 and includes the federal tax benefit of state deductions. The Company anticipates $0.2 million of unrecognized tax benefits will reverse during the next year due to the expiration of statutes of limitation.
Changes in the Company's unrecognized income tax benefits are as follows:

	As of December 31,
(In thousands)	2023	2022	2021
Beginning balance	$2,026	$2,052	$2,078
Increase related to tax positions of the current year	39	25	40
Increase related to tax positions of prior years	10	—	—
Decrease related to tax positions of prior years	(7)	(22)	(20)
Decrease due to lapse in statutes of limitations	(25)	(29)	(46)
Ending balance	$2,043	$2,026	$2,052
The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2023 and 2022, accrued interest and penalties on unrecognized tax benefits were $0.2 million. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is generally no longer subject to U.S. federal examinations by tax authorities for years prior to 2020 or state and local tax examinations by tax authorities for years prior to 2019. The Company is no longer subject to examination by tax authorities in the Netherlands for years prior to 2017. However, tax attribute carryforwards may still be adjusted upon examination by tax authorities.
14.Related Party Transactions
Transactions with WPP
As of December 31, 2023 (based on public filings), WPP plc and its affiliates ("WPP") owned 565,968 shares of the Company's outstanding Common Stock, representing 11.9% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different products and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Revenues	$8,281	$11,677	$13,595
Cost of revenues	9,350	9,391	12,537
The Company has the following balances related to transactions with WPP, as reflected in the Consolidated Balance Sheets:

	As of December 31,
(In thousands)	2023	2022
Assets
Accounts receivable, net	$525	$825
Liabilities
Accounts payable	$1,673	$2,398
Accrued expenses	399	1,108
Contract liabilities	1,447	1,132
Transactions with Charter, Qurate, Liberty and Pine
Through May 15, 2023, Charter, Qurate and Pine each held 33.3% of the outstanding shares of Preferred Stock. On May 16, 2023, Qurate sold its Preferred Stock to Liberty, and as of December 31, 2023, Charter, Liberty and Pine each hold 33.3% of the outstanding shares of Preferred Stock. Charter, Liberty and Pine are entitled to convert the Preferred Stock into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. As of December 31, 2023 (based on public filings), Pine also owned 109,654 shares of the Company's outstanding Common Stock, representing 2.3% of the outstanding Common Stock. In addition, Charter, Liberty and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement.
At the Annual Meeting on June 15, 2023, the Company's stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations. On the same date, each holder of Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by the Company on that date. Under the waivers and the Certificate of Designations, the deferred dividends would accrue at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023.
On December 26, 2023, each holder of Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023. Under these most recent waivers and the Certificate of Designations, the deferred dividends will continue to accrue at a rate of 9.5% per year until paid, with payment to occur on or before June 30, 2024, subject to certain conditions.
As of December 31, 2023, Charter, Liberty and Pine each owned 27,509,203 shares of the Company's outstanding Preferred Stock. As of December 31, 2023, total accrued dividends to the holders of Preferred Stock were $24.1 million.
As of December 31, 2022, Charter, Qurate and Pine each owned 27,509,203 shares of the Company's outstanding Preferred Stock. On June 30, 2022, the Company made cash dividend payments totaling $15.5 million to the holders of the Preferred Stock, representing dividends accrued for the period from June 30, 2021 through June 29, 2022. Accrued dividends to the holders of Preferred Stock as of December 31, 2022 totaled $7.9 million.
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
The Company's results from transactions with Charter and its affiliates, as reflected in the Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Revenues	$2,001	$2,262	$1,849
Cost of revenues	19,914	17,580	21,998
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Consolidated Balance Sheet:

	As of December 31,
(In thousands)	2023	2022
Accounts payable	$10,323	$9,693
Accrued expenses	3,382	3,189
Non-current portion of accrued data costs	21,908	15,471
The Company recognized revenues of $0.9 million, $0.9 million and $0.8 million from transactions with Qurate and its affiliates in the normal course of business during the years ended December 31, 2023, 2022 and 2021, respectively, as reflected in the Consolidated Statements of Operations and Comprehensive Loss.
In 2023, the Company entered into a finance lease with a third-party vendor that is not a related party. In conjunction with this transaction, the third-party vendor purchased equipment for $2.5 million from a Pine affiliate (related party). The Company had no additional transactions with Pine for the years ended December 31, 2023 and 2022.
The Company had no transactions with Liberty for the years ended December 31, 2023 and 2022.
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
In the Consolidated Statements of Operations and Comprehensive Loss, the Company recorded interest expense, inclusive of non-cash accretion of issuance discount and deferred financing costs, related to the Notes of $6.6 million during the year ended December 31, 2021.
In connection with the extinguishment of the Notes on March 10, 2021, the Company issued 157,500 Conversion Shares to Starboard valued at $9.6 million as discussed in Footnote 6, Debt, which amount was included as a component of loss on extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Loss.
The Company had no outstanding balances related to Starboard as of December 31, 2023 or 2022.
15.Organizational Restructuring
On September 29, 2022, the Company communicated a workforce reduction as part of its broader efforts to improve cost efficiency and better align its operating structure and resources with strategic priorities (collectively, the "Restructuring Plan"). In addition to employee terminations, the Restructuring Plan has included the reallocation of commercial and product development resources; reinvestment in and modernization of key technology platforms; consolidation of data storage and processing activities to reduce the Company's data center footprint; and reduction of other operating expenses, including software and facility costs. In connection with the Restructuring Plan, which was authorized by the Board on September 19, 2022, the Company has incurred certain exit-related costs. These costs were estimated to range between $10 million and $15 million. The Company believes that the Restructuring Plan, including cash payments, will be substantially complete in 2024.

The table below summarizes the changes in the accrued amounts for the years ended December 31, 2023 and 2022 and the balance of the restructuring liability as of December 31, 2023 and 2022, which is recorded in accrued expenses in the Consolidated Balance Sheets:

(In thousands)	Severance and Related Costs	Other	Total Restructuring Expense
Restructuring expense	$4,578	$1,232	$5,810
Payments	(3,357)	(1,232)	(4,589)
Foreign exchange	67	—	67
Accrued balance as of December 31, 2022	$1,288	$—	$1,288
Restructuring expense	5,464	770	6,234
Payments	(5,140)	(664)	(5,804)
Foreign exchange	(88)	—	(88)
Accrued balance as of December 31, 2023	$1,524	$106	$1,630

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, and their report is included below. Deloitte & Touche LLP has also audited, and issued an unqualified opinion with respect to, our Consolidated Financial Statements for 2023, which opinion is included in Item 8, "Financial Statements and Supplementary Data," of this 10-K.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of comScore, Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 12, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
McLean, Virginia
March 12, 2024

ITEM 9B.	OTHER INFORMATION
(a) On March 6, 2024, the Compensation Committee of the Board of Directors approved a cash retention bonus of $75,000 for the Company's Chief Financial Officer, Mary Margaret Curry. Ms. Curry's bonus will be paid in March 2024 subject to continued service through March 2025. Ms. Curry must repay the bonus if she resigns voluntarily or if her employment is terminated by the Company for cause prior to the end of the service period.
On March 8, 2024, based on a recommendation from the Compensation Committee, the Board of Directors approved a cash retention bonus of $165,000 for the Company's Chief Executive Officer, Jon Carpenter. Mr. Carpenter's bonus will be paid in March 2024 subject to continued service through March 2025. Mr. Carpenter must repay the bonus if he resigns voluntarily or if his employment is terminated by the Company for cause prior to the end of the service period.
(b) During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding our directors and executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business - Executive Officers and Directors." Other information required by Item 10 of Part III, including information regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors, is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. Information required by Item 10 of Part III regarding our Audit Committee is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. Information relating to our compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders.
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
Information required by Item 11 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of Part III regarding our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders.

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

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation of comScore, Inc., dated March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.6
Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.8
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.9
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

3.10
Amended and Restated Bylaws of comScore, Inc (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520)

4.1
Stockholders Agreement, dated as of March 10, 2021, by and among comScore, Inc., Charter Communications Holding Company, LLC, Qurate Retail, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

4.2
Registration Rights Agreement, dated as of March 10, 2021, by and among comScore, Inc., Charter Communications Holding Company, LLC, Qurate Retail, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

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

4.11
Series B Preferred Stockholder Waiver, dated June 15, 2023, from Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed June 16, 2023) (File No. 001-33520)

4.12
Series B Preferred Stockholder Waiver, dated June 15, 2023, from Liberty Broadband Corporation (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed June 16, 2023) (File No. 001-33520)

4.13
Series B Preferred Stockholder Waiver, dated June 15, 2023, from Pine Investor, LLC (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed June 16, 2023) (File No. 001-33520)

4.14
Series B Preferred Stockholder Waiver, dated December 26, 2023, from Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

4.15
Series B Preferred Stockholder Waiver, dated December 26, 2023, from Liberty Broadband Corporation (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

4.16
Series B Preferred Stockholder Waiver, dated December 26, 2023, from Pine Investor, LLC (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

10.1
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.2
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.3
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.4^
Data License Agreement, dated as of March 10, 2021, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

10.5^
First Amendment to Data License Agreement, dated as of March 30, 2022, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed May 10, 2022) (File No. 001-33520)

10.6^
Second Amendment to Data License Agreement, dated as of November 6, 2022, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 7, 2022) (File No. 001-33520)

10.7
Credit Agreement, dated as of May 5, 2021, among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent, Swing Line Lender, and L/C Issuer), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 9, 2021) (File No. 001-33520)

10.8
First Amendment, dated as of February 25, 2022, to the Credit Agreement among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 28, 2022) (File No. 001-33520)

10.9
Second Amendment, dated as of February 24, 2023, to the Credit Agreement among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 28, 2023) (File No. 001-33520)

10.10
Patent Purchase, License and Settlement Agreement, dated as of December 20, 2011, by and among comScore, Inc., The Nielsen Company (US) LLC and NetRatings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.11
Purchase Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.12
Stock Purchase Agreement, dated as of February 11, 2015, by and among Cavendish Square Holding B.V., WPP Group USA, Inc., CS Worldnet Holding B.V. and comScore, Inc. (incorporated by reference to Exhibit (d)(1) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.13
Strategic Alliance Agreement, dated February 11, 2015, by and between comScore, Inc. and WPP Group USA, Inc. (incorporated by reference to Exhibit (d)(5) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.14
Purchase Agreement, dated as of April 1, 2015, by and between comScore, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed April 3, 2015) (File No. 001-33520)

10.15
Securities Purchase Agreement, dated as of June 23, 2019, by and among comScore, Inc. and CVI Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 24, 2019) (File No. 001-33520)

10.16
Agreement and Plan of Merger, dated December 16, 2021, by and among comScore, Inc., SS Media Holdco, LLC, SS Media Merger Sub, Inc., Shareablee, Inc., Shareablee Holdco, Inc., Shareablee Merger Sub, Inc. and Shareholder Representative Services LLC, as Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 17, 2021) (File No. 001-33520)

10.17
Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 5, 2008) (File No. 001-33520)

10.18
Amendment No. 6 to Deed of Lease, dated as of May 30, 2018, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.19
Amendment No. 7 to Deed of Lease, dated as of May 24, 2021, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 9, 2021) (File No. 001-33520)

10.20*
comScore, Inc. 2018 Equity and Incentive Compensation Plan (as Amended and Restated Effective as of July 9, 2020) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 15, 2020) (File No. 001-33520)

10.21*
First Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 9, 2022) (File No. 001-33520)

10.22*
Second Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed August 9, 2023 (File No. 001-33520)

10.23*
Third Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

10.24*	Form of Restricted Stock Units Award Notice for Directors (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.25*
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

10.53*
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

10.55*+	Form of Restricted Stock Units Award Agreement, dated June 6, 2023, under Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan

10.56*+	Form of Amendment to Performance Restricted Stock Units Award Agreement, dated December 20, 2023

21.1+	List of Subsidiaries

23.1+	Consent of Deloitte & Touche LLP

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*+	comScore, Inc. Clawback Policy, as amended and restated effective October 2, 2023

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

*	Management contract or compensatory plan or arrangement.

+	Filed or furnished herewith

^	Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and of the type that the Registrant treats as private and confidential.

ITEM 16.	FORM 10-K SUMMARY
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
March 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Carpenter	Chief Executive Officer	March 12, 2024
Jonathan Carpenter	(Principal Executive Officer)

/s/ Mary Margaret Curry	Chief Financial Officer and Treasurer	March 12, 2024
Mary Margaret Curry	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nana Banerjee	Non-Executive Chairman	March 12, 2024
Nana Banerjee

/s/ William P. Livek	Non-Executive Vice Chairman	March 12, 2024
William P. Livek

/s/ Itzhak Fisher	Director	March 12, 2024
Itzhak Fisher

/s/ Leslie Gillin	Director	March 12, 2024
Leslie Gillin

/s/ David Kline	Director	March 12, 2024
David Kline

/s/ Pierre-Andre Liduena	Director	March 12, 2024
Pierre-Andre Liduena

/s/ Kathleen Love	Director	March 12, 2024
Kathleen Love

/s/ Marty Patterson	Director	March 12, 2024
Marty Patterson

/s/ Brent D. Rosenthal	Director	March 12, 2024
Brent D. Rosenthal

/s/ Brian Wendling	Director	March 12, 2024
Brian Wendling