Form 10-Q
period 2024-03-31
COMSCORE, INC.
filed 2024-05-10
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 6, 2024, there were 4,833,820 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

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
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-Q regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-Q and elsewhere within this report; those identified within Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023; and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2024	December 31, 2023
(In thousands, except share and per share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,730	$22,750
Restricted cash	187	186
Accounts receivable, net of allowances of $488 and $614, respectively ($1,876 and $786 of accounts receivable attributable to related parties, respectively)	55,724	63,826
Prepaid expenses and other current assets	13,010	11,228
Total current assets	87,651	97,990
Property and equipment, net	41,431	41,574
Operating right-of-use assets	17,293	18,628
Deferred tax assets	2,453	2,588
Intangible assets, net	7,314	8,115
Goodwill	309,751	310,360
Other non-current assets	11,782	12,040
Total assets	$477,675	$491,295
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($13,898 and $11,996 attributable to related parties, respectively)	$28,508	$30,551
Accrued expenses ($5,484 and $3,781 attributable to related parties, respectively)	32,855	34,422
Contract liabilities ($1,698 and $1,784 attributable to related parties, respectively)	50,097	48,912
Revolving line of credit	16,000	16,000
Accrued dividends (related parties)	28,372	24,132
Customer advances	8,798	11,076
Current operating lease liabilities	8,424	7,982
Current portion of contingent consideration	1,202	4,806
Other current liabilities	3,044	4,680
Total current liabilities	177,300	182,561
Non-current operating lease liabilities	19,849	23,003
Non-current portion of accrued data costs ($23,049 and $21,908 attributable to related parties, respectively)	34,156	32,833
Deferred tax liabilities	1,232	1,321
Other non-current liabilities	5,901	7,589
Total liabilities	238,438	247,307
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 100,000,000 shares authorized and 82,527,609 shares issued and outstanding as of March 31, 2024 and December 31, 2023; aggregate liquidation preference of $232,372 as of March 31, 2024, and $228,132 as of December 31, 2023 (related parties)	187,885	187,885
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued or outstanding as of March 31, 2024 or December 31, 2023	—	—
Common stock, $0.001 par value; 13,750,000 shares authorized as of March 31, 2024 and December 31, 2023; 5,098,470 shares issued and 4,760,231 shares outstanding as of March 31, 2024, and 5,093,380 shares issued and 4,755,141 shares outstanding as of December 31, 2023	5	5
Additional paid-in capital	1,699,142	1,696,612
Accumulated other comprehensive loss	(16,097)	(14,110)
Accumulated deficit	(1,401,714)	(1,396,420)
Treasury stock, at cost, 338,239 shares as of March 31, 2024 and December 31, 2023	(229,984)	(229,984)
Total stockholders' equity	51,352	56,103
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$477,675	$491,295
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Revenues (1)	$86,795	$91,558

Cost of revenues (1) (2) (3)	50,067	51,929
Selling and marketing (2) (3)	15,364	17,154
Research and development (2) (3)	8,767	8,919
General and administrative (2) (3)	13,213	13,574
Amortization of intangible assets	801	2,811
Restructuring	460	998
Total expenses from operations	88,672	95,385
Loss from operations	(1,877)	(3,827)
Other income (expense), net	275	(1,812)
Gain (loss) from foreign currency transactions	963	(1,466)
Interest expense, net	(572)	(352)
Loss before income taxes	(1,211)	(7,457)
Income tax benefit (provision)	157	(1,214)
Net loss	$(1,054)	$(8,671)
Net loss available to common stockholders:
Net loss	$(1,054)	$(8,671)
Convertible redeemable preferred stock dividends (1)	(4,240)	(3,825)
Total net loss available to common stockholders	$(5,294)	$(12,496)
Net loss per common share (4):
Basic and diluted	$(1.08)	$(2.66)
Weighted-average number of shares used in per share calculation - Common Stock (4):
Basic and diluted	4,895,121	4,692,513
Comprehensive loss:
Net loss	$(1,054)	$(8,671)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(1,987)	1,517
Total comprehensive loss	$(3,041)	$(7,154)

(1) Transactions with related parties are included in the line items above as follows (refer to Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information):

	Three Months Ended March 31,
	2024	2023
Revenues	$2,518	$3,009
Cost of revenues	7,588	7,707
Convertible redeemable preferred stock dividends	(4,240)	(3,825)

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$243	$78
Selling and marketing	140	105
Research and development	180	55
General and administrative	815	879
Total stock-based compensation expense	$1,378	$1,117
(4) Adjusted retroactively for the Reverse Stock Split, refer to Footnote 2, Summary of Significant Accounting Policies.

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	82,527,609	$187,885	4,755,141	$5	$1,696,612	$(14,110)	$(1,396,420)	$(229,984)	$56,103
Net loss	—	—	—	—	—	—	(1,054)	—	(1,054)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,240)	—	(4,240)
Restricted stock units distributed	—	—	7,780	—	—	—	—	—	—
Exercise of Common Stock options	—	—	33	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(2,684)	—	(46)	—	—	—	(46)
Amortization of stock-based compensation	—	—	—	—	681	—	—	—	681
Settlement of restricted stock unit liability	—	—	—	—	1,895	—	—	—	1,895
Foreign currency translation adjustment	—	—	—	—	—	(1,987)	—	—	(1,987)
Other	—	—	(39)	—	—	—	—	—	—
Balance as of March 31, 2024	82,527,609	$187,885	4,760,231	$5	$1,699,142	$(16,097)	$(1,401,714)	$(229,984)	$51,352

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock (2)		Additional Paid-In Capital (2)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	82,527,609	$187,885	4,605,247	$5	$1,690,870	$(15,940)	$(1,300,789)	$(229,984)	$144,162
Net loss	—	—	—	—	—	—	(8,671)	—	(8,671)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,825)	—	(3,825)
Restricted stock units distributed	—	—	14,301	—	—	—	—	—	—
Exercise of Common Stock options	—	—	150	—	3	—	—	—	3
Payments for taxes related to net share settlement of equity awards	—	—	(1,722)	—	(48)	—	—	—	(48)
Amortization of stock-based compensation	—	—	—	—	879	—	—	—	879
Settlement of restricted stock unit liability	—	—	—	—	2,761	—	—	—	2,761
Foreign currency translation adjustment	—	—	—	—	—	1,517	—	—	1,517
Balance as of March 31, 2023	82,527,609	$187,885	4,617,976	$5	$1,694,465	$(14,423)	$(1,313,285)	$(229,984)	$136,778
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
(2) Adjusted retroactively for the Reverse Stock Split, refer to Footnote 2, Summary of Significant Accounting Policies.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating activities:
Net loss	$(1,054)	$(8,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,248	4,724
Stock-based compensation expense	1,378	1,117
Non-cash operating lease expense	1,249	1,395
Amortization of intangible assets	801	2,811
Amortization expense of finance leases	644	429
Change in fair value of contingent consideration liability	89	96
Change in fair value of warrants liability	(286)	1,815
Deferred tax (benefit) provision	(132)	566
Other	623	254
Changes in operating assets and liabilities:
Accounts receivable	7,605	5,868
Prepaid expenses and other assets	(2,172)	38
Accounts payable, accrued expenses and other liabilities	(3,311)	(4,914)
Contract liabilities and customer advances	(1,164)	3,540
Operating lease liabilities	(2,650)	(1,817)
Net cash provided by operating activities	6,868	7,251

Investing activities:
Capitalized internal-use software costs	(5,833)	(5,345)
Purchases of property and equipment	(263)	(487)
Net cash used in investing activities	(6,096)	(5,832)

Financing activities:
Contingent consideration payment at initial value	(3,693)	(1,037)
Principal payments on finance leases	(658)	(445)
Other	(56)	(174)
Net cash used in financing activities	(4,407)	(1,656)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(384)	467
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,019)	230
Cash, cash equivalents and restricted cash at beginning of period	22,936	20,442
Cash, cash equivalents and restricted cash at end of period	$18,917	$20,672

	As of March 31,
	2024	2023
Cash and cash equivalents	$18,730	$20,274
Restricted cash	187	398
Total cash, cash equivalents and restricted cash	$18,917	$20,672

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of non-cash investing and financing activities:
Convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	$4,240	$3,825
Settlement of restricted stock unit liability	1,895	2,761
Right-of-use assets obtained in exchange for operating lease liabilities	—	1,239
Change in accounts payable and accrued expenses related to capital expenditures	802	1,113
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
Unless noted, all shares of Common Stock, including Common Stock underlying warrants, stock options, and restricted stock units, as well as all conversion ratios, exercise prices, conversion prices and per share information in the Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this quarterly report.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 10-K"). The Condensed Consolidated Results of Operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2024 or thereafter. All references to March 31, 2024 and 2023 in the Notes to Condensed Consolidated Financial Statements are unaudited.

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
On May 16, 2023, Qurate sold 27,509,203 shares of Preferred Stock to Liberty Broadband Corporation ("Liberty") in a privately negotiated transaction.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of March 31, 2024 because a deemed liquidation event is not considered probable.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability. As of March 31, 2024, the probability of a change of control was determined to be remote and the fair value of the change of control derivative was determined to be negligible.
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
The fair value of each warrant is estimated utilizing an option pricing model. Significant valuation inputs include the exercise price, price and expected volatility of the Company's Common Stock, risk-free rate and the remaining term of the warrants. As of March 31, 2024, the probability of a change of control was determined to be remote and did not require an enhancement to the valuation technique.
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of the Company's normal operations. The following is a summary of the significant components of other income (expense), net:

	Three Months Ended March 31,
(In thousands)	2024	2023
Change in fair value of warrants liability	$286	$(1,815)
Other	(11)	3
Total other income (expense), net	$275	$(1,812)

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
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Preferred stock (1)	4,614,513	4,285,418
Warrants	272,851	272,851
Stock options and restricted stock units	303,794	283,066
Contingent consideration (2)	77,403	199,024
Total	5,268,561	5,040,359
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period (or at the time of issuance, if later).
(2) A contingent consideration liability was recognized as part of the Company's acquisition of Shareablee, Inc. ("Shareablee") in December 2021. The liability payments may be settled in any combination of cash or shares of Common Stock (at the Company's election) based on the volume-weighted average trading price of the Common Stock for the ten trading days prior to the date of each payment. Settlement of this liability in Common Stock could potentially dilute basic earnings per share in future periods. The Company paid the first installment of $3.7 million in cash in 2023 and the second installment of $3.7 million in cash in the first quarter of 2024. The Company calculated a potential anti-dilutive share count for the three months ended March 31, 2024 based on the remaining expected payments totaling $1.2 million and the $15.40 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on March 28, 2024. The Company calculated a potential anti-dilutive share count for the three months ended March 31, 2023 based on the expected payments totaling $4.9 million and the $24.60 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on March 31, 2023.
Income Taxes
The Company's net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company completed a Section 382 study in 2023 and concluded that an ownership change occurred in May 2021 as a result of its Preferred Stock transactions. Therefore, all of the Company's U.S. net operating loss carryforwards are subject to annual limitations under Section 382. The Company's deferred tax asset related to its U.S. federal net operating loss carryforwards has been revalued to reflect the amount of carryforwards that are utilizable under the Section 382 limitations; however, the same analysis for the Company's state net operating loss carryforwards has not yet been completed. Due to the Company's valuation allowance position in the United States, the required revaluation of its deferred tax asset related to these limited U.S. state net operating loss carryforwards is not expected to have a material impact on the Condensed Consolidated Financial Statements or related disclosures.
3.Revenue Recognition
The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment. The following table presents the Company's revenue disaggregated by solution group.

(In thousands)	Three Months Ended March 31,
By solution group:	2024	2023
Content & Ad Measurement
Syndicated Audience	$64,600	$70,466
Cross-Platform	8,020	6,245
Total Content & Ad Measurement	72,620	76,711
Research & Insight Solutions	14,175	14,847
Total	$86,795	$91,558

The following table presents the Company's revenue disaggregated by geographical market and timing of transfer of products and services. The Company attributes revenue to geographical markets based on the location of the customer.

(In thousands)	Three Months Ended March 31,
By geographical market:	2024	2023
United States	$77,669	$82,641
Europe	5,111	4,683
Latin America	1,676	1,720
Canada	1,404	1,421
Other	935	1,093
Total	$86,795	$91,558

By timing of revenue recognition:
Products and services transferred over time	$75,019	$77,656
Products and services transferred at a point in time	11,776	13,902
Total	$86,795	$91,558
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	March 31, 2024	December 31, 2023
Accounts receivable, net	$55,724	$63,826
Current and non-current contract assets	8,874	8,833
Current contract liabilities	50,097	48,912
Current customer advances	8,798	11,076
Non-current contract liabilities	367	605
Significant changes in the current contract liabilities balance are as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenue recognized that was included in the opening contract liabilities balance	$(33,476)	$(30,307)
Cash received or amounts billed in advance and not recognized as revenue	30,337	37,070
Remaining Performance Obligations
As of March 31, 2024, approximately $220 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 42% of these remaining performance obligations during the remainder of 2024, approximately 35% in 2025, and approximately 15% in 2026, with the remainder recognized thereafter.
4.Convertible Redeemable Preferred Stock and Stockholders' Equity
2021 Issuance of Preferred Stock
On March 10, 2021, the Company issued and sold 82,527,609 shares of Preferred Stock in exchange for aggregate gross proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs.
The Preferred Stock is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. Due to the Reverse Stock Split effected on December 20, 2023, the conversion factor was adjusted to 0.05 pursuant to the Certificate of Designations of the Preferred Stock. As of March 31, 2024, each share of Preferred Stock was convertible into 0.056954 shares of Common Stock, with such assumed conversion rate scheduled to return to 0.05 upon payment of accrued dividends.
As of March 31, 2024, no shares of Preferred Stock have been converted into Common Stock.
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
As of March 31, 2024, accrued dividends for the Preferred Stock totaled $28.4 million.
2019 Issuance and Sale of Common Stock and Warrants
On June 23, 2019, the Company entered into a Securities Purchase Agreement with CVI, pursuant to which CVI agreed to purchase (i) 136,425 shares of Common Stock (the "Initial Shares"), at a price of $146.60 per share and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants, for aggregate gross proceeds of $20.0 million (the "Private Placement"). The Private Placement closed on June 26, 2019 (the "CVI Closing Date"). The Series B-1 Warrants and Series B-2 Warrants expired in 2020.
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
The exercise price for the Series A Warrants is subject to anti-dilution adjustment in certain circumstances, including upon certain issuances of capital stock. Upon the issuance of the Preferred Stock, the Company adjusted the exercise price of the Series A Warrants from $240.00 to $49.438 per share, the closing price of the Transactions. On March 15, 2023, the Company granted Common Stock awards to certain non-executive employees valued at $20.20 per share (the closing price of the Common Stock on March 15, 2023) under the Company's annual incentive compensation plan, resulting in a further adjustment of the Series A Warrants exercise price from $49.438 to $20.20 per share. On March 15, 2024, the Company granted Common Stock awards to certain non-executive employees valued at $15.83 per share (the closing price of the Common Stock on March 15, 2024) under the Company's annual incentive compensation plan, resulting in a further adjustment of the Series A Warrants exercise price from $20.20 to $15.83.
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
The estimated fair value of the Series A Warrants as of March 31, 2024 was $0.4 million and is classified within other current liabilities on the Condensed Consolidated Balance Sheets. Refer to Footnote 6, Fair Value Measurements, for further information.
5.Debt
Revolving Credit Agreement
On May 5, 2021, the Company entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America N.A., as administrative agent (in such capacity, the "Agent"), and the lenders from time to time party thereto.
The Revolving Credit Agreement had an original borrowing capacity equal to $25.0 million and bore interest on borrowings at a Eurodollar Rate (as defined in the Revolving Credit Agreement) that was based on LIBOR. The Company may also request the issuance of letters of credit under the Revolving Credit Agreement in an aggregate amount up to $5.0 million, which reduces the amount of available borrowings by the amount of such issued and outstanding letters of credit. The facility originally had a maturity of three years from the closing date of the agreement.
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
As of March 31, 2024, the Revolving Credit Agreement required the Company to maintain:
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
Certain of these covenants were amended subsequent to March 31, 2024, as described below.
The Revolving Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company was in compliance with the covenants under the Revolving Credit Agreement as of March 31, 2024.
The Revolving Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
As of March 31, 2024, the Company had outstanding borrowings of $16.0 million, and issued and outstanding letters of credit of $3.2 million, under the amended Revolving Credit Agreement, with remaining borrowing capacity of $20.8 million. The outstanding borrowings are classified within current liabilities based on the maturity date of the facility.
On May 3, 2024, the Company entered into an additional amendment (the "2024 Amendment") to the Revolving Credit Agreement. Among other things, the 2024 Amendment (i) extended the maturity date of the facility from May 5, 2024 to November 5, 2024; (ii) reduced the Company's aggregate borrowing capacity under the facility from $40.0 million to $25.0 million; (iii) increased the Applicable Rate payable on SOFR-based loans to 4.50%; (iv) increased the minimum Consolidated Asset Coverage Ratio covenant and decreased the minimum Liquidity covenant; (v) limited certain Restricted Payments (as defined in the Revolving Credit Agreement) with respect to the Company's equity interests; (vi) required a repayment of $6.0 million to reduce the principal amount outstanding under the Revolving Credit Agreement; and (vii) provided for certain amendment fees, including a fee of 2.0% of aggregate commitments due on the maturity date unless all obligations are paid in full prior to such date. Refer to Footnote 11, Subsequent Events for additional information about the 2024 Amendment.
6.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	March 31, 2024				December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability (1)	$—	$1,202	$—	$1,202	$—	$4,806	$—	$4,806
Warrants liability (2)	—	—	383	383	—	—	669	669
Total liabilities	$—	$1,202	$383	$1,585	$—	$4,806	$669	$5,475
(1) The fair value of this liability as of March 31, 2024 and December 31, 2023 is derived from a technique which utilizes market-corroborated inputs that result in classification as a Level 2 fair value measurement as of such date. The contingent consideration liability is classified as current on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

(2) The fair value of this liability is derived from a technique which utilizes inputs, certain of which are significant and unobservable, that result in classification as a Level 3 fair value measurement. Warrants liability includes only the Series A warrants as of March 31, 2024 and December 31, 2023. Warrants liability is classified within other current liabilities on the Condensed Consolidated Balance Sheets.
There were no changes to the Company's valuation techniques or methodologies during the three months ended March 31, 2024 and 2023.
The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the three months ended March 31, 2024 and 2023, respectively:

(In thousands)	Warrants Liability
Balance as of December 31, 2023	$669
Total gain recognized due to remeasurement (1)	(286)
Balance as of March 31, 2024	$383
(1) The gain on remeasurement of the warrants liability was recorded in other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(In thousands)	Warrants Liability
Balance as of December 31, 2022	$718
Total loss recognized due to remeasurement (1)	1,815
Balance as of March 31, 2023	$2,533
(1) The loss due to remeasurement of the warrants liability was recorded in other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed as of March 31, 2024 and December 31, 2023 that are measured at fair value on a recurring basis:

	Fair Value Measurements
	Significant Valuation Technique	Significant Valuation Inputs	March 31, 2024	December 31, 2023
Warrants liability	Option pricing	Stock price	$15.40	$16.70
		Exercise price	$15.83	$20.20
		Volatility	50.0%	75.0%
		Term	0.24 years	0.49 years
		Risk-free rate	5.5%	5.3%
The primary sensitivities in the valuation of the warrants liability are driven by the exercise price, the Common Stock price at the measurement date and the expected volatility of the Common Stock over the remaining term.
7.Accrued Expenses

	As of	As of
(In thousands)	March 31, 2024	December 31, 2023
Accrued data costs	$17,715	$15,529
Payroll and payroll-related	8,624	10,604
Professional fees	2,211	2,203
Restructuring accrual	1,014	1,630
Other	3,291	4,456
Total accrued expenses	$32,855	$34,422
8.Related Party Transactions
Transactions with WPP
As of March 31, 2024 (based on public filings), WPP plc and its affiliates ("WPP") owned 565,968 shares of the Company's outstanding Common Stock, representing 11.9% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.

The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenues	$1,671	$2,308
Cost of revenues	1,982	2,736
The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	March 31, 2024	December 31, 2023
Assets
Accounts receivable, net	$1,650	$525
Liabilities
Accounts payable	$1,510	$1,673
Accrued expenses	327	399
Contract liabilities	1,395	1,447
Transactions with Charter, Qurate, Liberty and Pine
Through May 15, 2023, Charter, Qurate, and Pine each held 33.3% of the outstanding shares of Preferred Stock. On May 16, 2023, Qurate sold its Preferred Stock to Liberty, and as of March 31, 2024, Charter, Liberty and Pine each hold 33.3% of the outstanding shares of Preferred Stock. Charter, Liberty and Pine are entitled to convert the Preferred Stock into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. As of March 31, 2024 (based on public filings), Pine also owned 109,654 shares of the Company's outstanding Common Stock, representing 2.3% of the outstanding Common Stock. In addition, Charter, Liberty and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement.
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
As of March 31, 2024 and December 31, 2023, Charter, Liberty and Pine each owned 27,509,203 shares of Preferred Stock. Accrued dividends to the holders of Preferred Stock as of March 31, 2024 and December 31, 2023 were $28.4 million and $24.1 million, respectively.
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
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenues	$541	$485
Cost of revenues	5,606	4,971

The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheet:

	As of	As of
(In thousands)	March 31, 2024	December 31, 2023
Accounts payable	$12,388	$10,323
Accrued expenses	5,157	3,382
Non-current portion of accrued data costs	23,049	21,908
The Company had no transactions with Pine and Liberty for the three months ended March 31, 2024 and 2023.
The Company recognized revenues of $0.2 million from transactions with Qurate and its affiliates in the normal course of business during the three months ended March 31, 2024 and 2023, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The following table summarizes costs incurred related to the Restructuring Plan for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(In thousands)	2024	2023
Severance and related costs	$401	$888
Other	59	110
Total restructuring	$460	$998
The table below summarizes the balance of restructuring liability as of March 31, 2024 and December 31, 2023, which is recorded in accrued expenses in the Condensed Consolidated Balance Sheets:

(In thousands)	Severance and related costs	Other	Total Restructuring
Balance as of December 31, 2023	$1,524	$106	$1,630
Restructuring expense	401	59	460
Payments	(1,113)	(41)	(1,154)
Foreign exchange	78	—	78
Balance as of March 31, 2024	$890	$124	$1,014
10.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with multichannel video programming distributors ("MVPDs") and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms of less than one year to seven years. As of March 31, 2024, the total fixed payment obligations related to set-top box and connected television data agreements are $288.7 million and $28.3 million, respectively.
The information set forth below summarizes the contractual obligations, by year, as of March 31, 2024:

(In thousands)
2024 (remaining)	$37,753
2025	45,556
2026	51,918
2027	44,031
2028	39,756
Thereafter	97,944
Total	$316,958

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
Current Matters
The Company is, and may become, a party to a variety of legal proceedings from time to time that arise in the normal course of the Company's business. While the results of such legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of any such current pending matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have a material effect on the Company because of defense costs, diversion of management resources and other factors.
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
11.Subsequent Events
On May 3, 2024, the Company entered into the third amendment (the "2024 Amendment") to the Revolving Credit Agreement. Among other things, the 2024 Amendment (i) extended the maturity date of the Revolving Credit Agreement from May 5, 2024 to November 5, 2024; (ii) reduced the aggregate lender commitments under the Revolving Credit Agreement from $40.0 million to $25.0 million; (iii) modified the Applicable Rate definition in the Revolving Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 4.50%; (iv) increased the minimum consolidated asset coverage ratio covenant and decreased the minimum liquidity covenant contained in the Revolving Credit Agreement; (v) limited certain Restricted Payments (as defined in the Revolving Credit Agreement) with respect to the Company's equity interests; (vi) required a repayment of $6.0 million to reduce the principal amount outstanding under the Revolving Credit Agreement; (vii) updated certain defined terms in the Revolving Credit Agreement to reflect the May 2023 transfer of shares of Preferred Stock from Qurate to Liberty; and (viii) provided for certain amendment fees, including a fee of 2.0% of aggregate commitments due on the maturity date (November 5, 2024) unless all obligations are paid in full prior to such date.
As of May 3, 2024, following the $6.0 million repayment described above, the Company had borrowings of $10.0 million and letters of credit totaling $3.2 million outstanding under the Revolving Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 10-K"), under Item 1A, "Risk Factors" in this 10-Q and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
Overview
We are a global information and analytics company that measures advertising, content, and the consumer audiences of each, across media platforms. We create our products using a global data platform that combines information on digital platforms (connected (Smart) televisions, mobile devices, tablets and computers), TV, direct to consumer applications, and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods enables a common standard for buyers and sellers to transact on advertising. This helps companies across the media ecosystem better understand and monetize their audiences and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide audience ratings, advertising verification and granular consumer segments that describe hundreds of millions of consumers. Our customers include digital publishers, television networks, movie studios, content owners, brand advertisers, agencies and technology providers.
The platforms we measure include televisions, mobile devices, computers, tablets, connected TV (CTV) devices and movie theaters. The information we analyze crosses geographies, types of content and activities, including websites, mobile and over-the-top applications, video games, television and movie programming, e-commerce and advertising.
Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations and Comprehensive Loss data as a percentage of revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2024		2023
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$86,795	100.0%	$91,558	100.0%
Cost of revenues	50,067	57.7%	51,929	56.7%
Selling and marketing	15,364	17.7%	17,154	18.7%
Research and development	8,767	10.1%	8,919	9.7%
General and administrative	13,213	15.2%	13,574	14.8%
Amortization of intangible assets	801	0.9%	2,811	3.1%
Restructuring	460	0.5%	998	1.1%
Total expenses from operations	88,672	102.2%	95,385	104.2%
Loss from operations	(1,877)	(2.2)%	(3,827)	(4.2)%
Other income (expense), net	275	0.3%	(1,812)	(2.0)%
Gain (loss) from foreign currency transactions	963	1.1%	(1,466)	(1.6)%
Interest expense, net	(572)	(0.7)%	(352)	(0.4)%
Loss before income taxes	(1,211)	(1.4)%	(7,457)	(8.1)%
Income tax benefit (provision)	157	0.2%	(1,214)	(1.3)%
Net loss	$(1,054)	(1.2)%	$(8,671)	(9.5)%

Revenues
In the first quarter of 2024, we decided to evaluate revenue results using solution groups that better represent our evolving business and customer needs, which are largely centered around measurement and insights. Beginning with the first quarter of 2024, we are presenting revenues in the following two solution groups:
•Content & Ad Measurement represents the measurement portion of our business - measuring audiences across content and advertisements for linear TV, CTV, desktops, laptops, tablets and mobile devices. Product offerings reported in this solution group include our legacy subscription-based syndicated offerings that measure audiences for linear TV (national and local), digital and streaming, as well as theatrical box office receipts. Also included in this solution group are our transaction-based cross-platform products, Proximic by Comscore ("Proximic"), our Activation solution suite, and Comscore Campaign Ratings ("CCR"). These syndicated and cross-platform products are used as currency to plan and execute ad campaigns, measure the outcome of ad campaigns, optimize ad campaigns that are in-flight, activate programmatic campaigns, and make content easier for programmatic advertisers to reach.
•Research & Insight Solutions represents the custom solutions we provide that are tailored to our clients' specific needs. These offerings include custom TV, digital and cross-platform data feeds, as well as other data integrations. They also include our survey business, our Consumer Brand Health business, and other bespoke research, data and insight deliverables that help our clients better understand their business, competitive landscape, clients and market.
We categorize our revenue along these two solution groups; however, our cost structure is tracked at the corporate level and not by our solution groups. These costs include, but are not limited to, employee costs, purchased data, operational overhead, data storage and technology that supports multiple solution groups.
Revenues for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$64,600	74.4%	$70,466	77.0%	$(5,866)	(8.3)%
Cross-Platform	8,020	9.3%	6,245	6.8%	1,775	28.4%
Total Content & Ad measurement	72,620	83.7%	76,711	83.8%	(4,091)	(5.3)%
Research & Insight Solutions	14,175	16.3%	14,847	16.2%	(672)	(4.5)%
Total revenues	$86,795	100.0%	$91,558	100.0%	$(4,763)	(5.2)%
Content & Ad Measurement revenue decreased due to lower revenue from our Syndicated Audience offerings, primarily related to lower renewals of our national TV and syndicated digital products, as well as lower variable cloud computing and processing reimbursements for certain custom TV data set deliveries. This decrease was partially offset by an increase in cross-platform revenue primarily driven by increased usage of our Proximic and CCR products.
Research & Insight Solutions revenue decreased primarily due to lower deliveries of certain custom digital products.
As discussed above, we changed the way we evaluate and present our revenues beginning in the first quarter of 2024. Prior to this change, through the fourth quarter of 2023, our products and services were organized in two different solution groups, as follows:
•Digital Ad Solutions provided measurement of the behavior and characteristics of audiences across digital platforms, including computers, tablets, mobile and other connected devices. This solution group also included custom offerings that provided end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection across digital platforms, including transactional outcome-based measurement driven by our Activation and CCR products.
•Cross Platform Solutions provided measurement of content and advertising audiences across local, national and addressable television, including consumption through connected (Smart) televisions, and were designed to help customers find the most relevant viewing audience whether that viewing was linear, non-linear, online or on-demand. This solution group also included custom offerings that provided end-to-end solutions for planning, optimization and evaluation of advertising campaigns across platforms. In addition, this solution group included products that measured movie viewership and box office results by capturing movie ticket sales in real time or near real time and included box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide.
Revenues for the three months ended March 31, 2024 and 2023 based on the old solution groups would have been as follows:

	Three Months Ended March 31,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Variance	% Variance
Digital Ad Solutions	$49,667	57.2%	$50,447	55.1%	$(780)	(1.5)%
Cross Platform Solutions	37,128	42.8%	41,111	44.9%	(3,983)	(9.7)%
Total revenues	$86,795	100.0%	$91,558	100.0%	$(4,763)	(5.2)%

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
Cost of revenues for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Data costs	$18,787	21.6%	$18,129	19.8%	$658	3.6%
Employee costs	9,895	11.4%	9,706	10.6%	189	1.9%
Systems and bandwidth costs	6,781	7.8%	8,877	9.7%	(2,096)	(23.6)%
Lease expense and depreciation	6,099	7.0%	5,518	6.0%	581	10.5%
Panel costs	3,037	3.5%	3,922	4.3%	(885)	(22.6)%
Sample and survey costs	1,740	2.0%	1,580	1.7%	160	10.1%
Professional fees	1,257	1.4%	1,858	2.0%	(601)	(32.3)%
Royalties and resellers	1,203	1.4%	970	1.1%	233	24.0%
Technology	1,035	1.2%	1,078	1.2%	(43)	(4.0)%
Other	233	0.3%	291	0.3%	(58)	(19.9)%
Total cost of revenues	$50,067	57.7%	$51,929	56.7%	$(1,862)	(3.6)%
Systems and bandwidth costs decreased primarily due to lower cloud computing and processing costs attributable to certain custom TV data set deliveries.
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
Selling and marketing expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$11,928	13.7%	$13,847	15.1%	$(1,919)	(13.9)%
Marketing and advertising	847	1.0%	466	0.5%	381	81.8%
Technology	794	0.9%	778	0.8%	16	2.1%
Professional fees	697	0.8%	788	0.9%	(91)	(11.5)%
Lease expense and depreciation	690	0.8%	845	0.9%	(155)	(18.3)%
Other	408	0.5%	430	0.5%	(22)	(5.1)%
Total selling and marketing expenses	$15,364	17.7%	$17,154	18.7%	$(1,790)	(10.4)%
Employee costs decreased primarily due to a decrease in employee headcount, related to our restructuring plan.
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

Research and development expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$6,751	7.8%	$6,984	7.5%	$(233)	(3.3)%
Technology	790	0.9%	881	1.0%	(91)	(10.3)%
Lease expense and depreciation	599	0.7%	639	0.7%	(40)	(6.3)%
Professional fees	526	0.6%	256	0.3%	270	105.5%
Other	101	0.1%	159	0.2%	(58)	(36.5)%
Total research and development expenses	$8,767	10.1%	$8,919	9.7%	$(152)	(1.7)%
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
General and administrative expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$6,415	7.4%	$7,236	7.9%	$(821)	(11.3)%
Professional fees	3,947	4.5%	3,810	4.2%	137	3.6%
Technology	857	1.0%	863	0.9%	(6)	(0.7)%
Lease expense and depreciation	350	0.4%	368	0.4%	(18)	(4.9)%
Other	1,644	1.9%	1,297	1.4%	347	26.8%
Total general and administrative expenses	$13,213	15.2%	$13,574	14.8%	$(361)	(2.7)%
Amortization of Intangibles
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions. Amortization of intangible assets was $0.8 million and $2.8 million during the three months ended March 31, 2024 and 2023, respectively. The decrease of $2.0 million was primarily due to amortization related to certain customer relationships, methodologies and technology intangibles related to our 2016 Rentrak merger reaching the end of their useful lives in 2023.
Organizational Restructuring
We incurred $0.5 million and $1.0 million of restructuring expenses during the three months ended March 31, 2024 and 2023, respectively, related to the implementation of a restructuring plan that included a workforce reduction communicated in 2022. We expect the 2022 restructuring plan to be substantially complete in 2024. For further information refer to Footnote 9, Organizational Restructuring.
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. The following is a summary of other income (expense), net for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Change in fair value of warrants liability	$286	$(1,815)
Other	(11)	3
Total other income (expense), net	$275	$(1,812)
The change in other income (expense), net for the three months ended March 31, 2024 as compared to 2023 was largely driven by changes in the fair value of our warrants liability. The gain on the warrants liability for the three months ended March 31, 2024 was primarily due to a decrease in the trading price of our Common Stock during the quarter. The loss on the warrants liability for the three months ended March 31, 2023 was primarily due to the exercise price adjustment described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity and an increase in the trading price of our Common Stock during the quarter.

Gain (Loss) From Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions. Our foreign currency exposures that relate to the translation to U.S. Dollars are in a net liability position and our foreign currency exposures that relate to the translation from U.S. Dollars are in a net asset position.
For the three months ended March 31, 2024, the gain from foreign currency transactions was $1.0 million. For the three months ended March 31, 2023, the loss from foreign currency transactions was $1.5 million. The gain during the three months ended March 31, 2024 was primarily driven by fluctuations between the Chilean Peso, U.S. Dollar and Euro exchange rates. The loss during the three months ended March 31, 2023 was primarily driven by fluctuations between the Euro, Chilean Peso and U.S. Dollar exchange rates.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our senior secured revolving credit agreement (the "Revolving Credit Agreement") and our finance leases.
We incurred interest expense, net of $0.6 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively.
Income Tax Benefit (Provision)
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
For the three months ended March 31, 2024 and 2023, we recorded an income tax benefit of $0.2 million and an income tax provision of $1.2 million, respectively, resulting in effective tax rates of 13.0% and 16.3%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and changes in the valuation allowance against our domestic deferred tax assets.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$6,868	$7,251
Net cash used in investing activities	(6,096)	(5,832)
Net cash used in financing activities	(4,407)	(1,656)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(384)	467
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,019)	230
Overview
Our principal uses of cash consist of cash paid for data, payroll and other operating expenses, including expenses incurred in prior periods; payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers; service of our debt and lease facilities; and deferred payment obligations with respect to our 2021 acquisition of Shareablee.
As of March 31, 2024, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $18.9 million (including $0.2 million in restricted cash), cash flows from our operations, and amounts available to us under our Revolving Credit Agreement, as described below. We had outstanding borrowings of $16.0 million and issued and outstanding letters of credit of $3.2 million under the Revolving Credit Agreement as of March 31, 2024.
On May 3, 2024, we entered into an amendment to the Revolving Credit Agreement. Among other things, the amendment extended the maturity date of the facility from May 5, 2024 to November 5, 2024 and reduced our aggregate borrowing capacity under the Revolving Credit Agreement from $40.0 million to $25.0 million. The amendment also limited our ability to make certain restricted payments (including dividends) with respect to our equity interests and required a repayment of $6.0 million to reduce the principal amount outstanding under the Revolving Credit Agreement. As of May 3, 2024, after taking into account the $6.0 million repayment, we had borrowings of $10.0 million and letters of credit totaling $3.2 million outstanding under the Revolving Credit Agreement.
At an annual meeting of stockholders held on June 15, 2023 (the "Annual Meeting"), our stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations governing the Preferred Stock. In 2023, each holder of Preferred Stock waived its right to receive on June 30, 2023 (and subsequently on December 31, 2023) the annual dividends otherwise payable by us on that date. Pursuant to these waivers and the Certificate of Designations, the deferred dividends will continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before June 30, 2024. As of March 31, 2024, accrued dividends for the Preferred Stock totaled $28.4 million.
Macroeconomic Factors
Over the past two years, macroeconomic challenges such as inflation, rising interest rates, capital market disruptions and recession concerns have caused some advertisers to reduce or delay advertising expenditures. These declines have had a direct impact on demand for our products, particularly those that are tied to discretionary advertising spend. We expect that softness in the advertising market will continue to affect our business in 2024. Although we cannot quantify the impact of macroeconomic factors on our future results, any worsening of ad market conditions could negatively impact our financial position and liquidity.
Preferred Stock
On March 10, 2021, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the issuance totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of March 31, 2024, each share of Preferred Stock was convertible into 0.056954 shares of Common Stock, with such conversion rate scheduled to return to 0.05 upon payment of accrued dividends.
The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain specified circumstances (including in connection with the 2023 dividend waivers described below). In addition, such holders are entitled to request, and we must take all actions reasonably necessary to pay, a one-time special dividend on the Preferred Stock equal to the highest dividend that our Board of Directors determines can be paid at the applicable time (or a lesser amount agreed by the holders), subject to additional conditions and limitations described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity. We may be obligated to obtain debt financing in order to effectuate the special dividend, which could significantly impact our financial position and liquidity depending on the timing and scope of the dividend payment and related financing. Moreover, this obligation could lead us to refinance or terminate the Revolving Credit Agreement prior to its maturity, due to its restrictions on our ability to incur additional debt and pay dividends.
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
On December 26, 2023, at our request, each holder of our Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023. Under these most recent waivers and the Certificate of Designations, the deferred dividends will continue to accrue at a rate of 9.5% per year until paid, with payment to occur on or before June 30, 2024, subject to certain conditions. Payment of annual dividends (including deferred dividends) in the form of cash could significantly impact our financial position and liquidity, including by requiring us to refinance or terminate the Revolving Credit Agreement.
Revolving Credit Agreement
On May 5, 2021, we entered into the Revolving Credit Agreement, which matures in November 2024. The Revolving Credit Agreement provides a borrowing capacity equal to $25.0 million, which was reduced from $40.0 million on May 3, 2024. We may also request the issuance of letters of credit under the Revolving Credit Agreement in an aggregate amount up to $5.0 million, which reduces the amount of available borrowings by the amount of such issued and outstanding letters of credit.
The amount we are able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. Notably, the Revolving Credit Agreement contains financial covenants that require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio, a minimum Consolidated Asset Coverage Ratio and minimum Liquidity through maturity (each term as defined in the Revolving Credit Agreement). As of March 31, 2024, we were in compliance with our covenants under the Revolving Credit Agreement, and based on our current plans, we do not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement.
As of March 31, 2024, we had outstanding borrowings of $16.0 million and outstanding letters of credit totaling $3.2 million under the Revolving Credit Agreement. On May 3, 2024, we entered into an amendment to the Revolving Credit Agreement that, among other things, (i) extended the maturity date of the facility from May 5, 2024 to November 5, 2024; (ii) reduced our borrowing capacity from $40.0 million to $25.0 million; (iii) increased the Applicable Rate payable on SOFR-based loans to 4.50%; (iv) increased the minimum Consolidated Asset Coverage Ratio covenant and decreased the minimum Liquidity covenant; (v) limited certain restricted payments (including dividends) with respect to our equity interests; (vi) required a repayment of $6.0 million to reduce the principal amount outstanding under the facility; and (vii) provided for certain amendment fees, including a fee of 2.0% of aggregate commitments due on the maturity date unless all obligations are paid in full prior to such date. As of May 3, 2024, following the $6.0 million repayment described above, we had borrowings of $10.0 million and letters of credit totaling $3.2 million outstanding under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $11.8 million.
The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods, and support our working capital position. While we continue to take steps to reduce our outstanding trade payables and improve our working capital position, our liquidity could be negatively affected if we are unable to generate sufficient cash from operations to satisfy outstanding payables and meet our other financial obligations as they come due. Our liquidity could also be negatively affected if we are unable to repay or refinance our outstanding borrowings under the Revolving Credit Agreement upon its maturity in November 2024.
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
The exercise price of our Series A warrants was adjusted in connection with the Preferred Stock transactions in March 2021 and further adjusted in connection with shares issued to non-executive employees under our annual incentive compensation plan in March 2023 and March 2024. For additional information on the Private Placement and the adjustments to our Series A Warrants (which adjustments could reduce the cash proceeds we receive upon exercise of the Series A Warrants), refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, stock-based compensation, non-cash operating lease expense, amortization expense of intangible assets and finance leases, deferred tax benefit or provision and change in the fair value of contingent consideration and warrants liability.
Net cash provided by operating activities for the three months ended March 31, 2024 was $6.9 million compared to $7.3 million for the three months ended March 31, 2023. The decrease in cash provided by operating activities was primarily attributable to lower contract liability and customer advances than in the prior year and the timing of prepaid expenses and other assets.
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
Net cash used in investing activities for the three months ended March 31, 2024 was $6.1 million compared to $5.8 million for the three months ended March 31, 2023. The increase in cash used in investing activities was primarily due to an increase in cash paid for capitalized internally developed software as we continue to increase our focus on product infrastructure and innovation.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2024 was $4.4 million compared to $1.7 million during the three months ended March 31, 2023. The increase in cash used in financing activities was primarily due to the second installment of contingent consideration for our 2021 Shareablee acquisition initially recorded at fair value being paid during the three months ended March 31, 2024.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected (Smart) TV providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected TV data. These agreements have remaining terms of less than one year to seven years. As of March 31, 2024, the total fixed payment obligations related to set-top box and connected TV data agreements are $288.7 million and $28.3 million, respectively.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from less than one to four years. As of March 31, 2024, the total fixed payment obligation related to these agreements is $36.9 million.

We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is less than two years. As of March 31, 2024, the total fixed payment obligation related to this agreement is $25.0 million.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities, dividend payment obligations, and expenses from ongoing compliance efforts and legal matters. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from repayment of prior debt arrangements and cost-reduction initiatives undertaken by our management, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. We may also be required to raise additional funds in order to repay our Revolving Credit Agreement upon maturity or pay dividends to holders of our Preferred Stock, as described above. Our history of net losses, as well as disruption and volatility in global capital and credit markets, could impact our ability to access capital resources on terms acceptable to us or at all. If we issue additional equity securities in order to raise additional funds, pay dividends or for other purposes, further dilution to existing stockholders may occur.
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
Refer to the critical accounting estimates disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2023 10-K for detailed information about the estimates and assumptions that we consider to be the most critical to an understanding of our financial condition and results of operations. These estimates and assumptions involve significant judgments and uncertainties, and actual results in these areas could differ from our estimates.

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
On May 3, 2024, we entered into an amendment to our Revolving Credit Agreement that, among other things, modified the Applicable Rate definition in the Revolving Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 4.50%.
For additional discussion of the market risk associated with our interest rate, foreign currency and warrants liability risks, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2023 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2024, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed in Item 1A, "Risk Factors" of our 2023 10-K before you decide whether to invest in our stock. The risks identified below and in our 2023 10-K could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below and in our 2023 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
Our outstanding securities, the stock or securities that we may issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of March 31, 2024, our Preferred Stock was convertible into an aggregate of 4,700,278 shares of Common Stock at the election of the holders. Furthermore, we have reserved 272,851 shares of Common Stock for issuance pursuant to our Series A Warrants, which are subject to adjustment upon certain issuances of capital stock. We have also issued 403,342 shares of Common Stock to the selling stockholders of Shareablee (which we acquired in December 2021), and we may elect to pay any deferred consideration due to the Shareablee sellers in 2024 in shares of Common Stock. In addition, in June 2023 our stockholders adopted an amendment to the Certificate of Designations of our Preferred Stock to permit payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock (which would be convertible into shares of Common Stock) or a combination thereof. As of March 31, 2024, accrued dividends for the Preferred Stock totaled $28.4 million.
As of March 31, 2024, 108,116 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 424,427 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including Shareablee plan awards and an employment inducement award we granted in 2021), and 106,656 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan (the "2018 Plan"). Additionally, we have proposed that our stockholders approve an amendment to the 2018 Plan to increase the number of shares available for grant under the 2018 Plan by 900,000.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2024
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1*+	Change of Control Agreement, effective as of March 27, 2024, by and between comScore, Inc. and Steve Bagdasarian

10.2*+	Severance Agreement, effective as of March 27, 2024, by and between comScore, Inc. and Steve Bagdasarian

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

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
May 10, 2024