Form 10-Q
period 2024-06-30
COMSCORE, INC.
filed 2024-08-09
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 5, 2024, there were 4,889,646 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2024	December 31, 2023
(In thousands, except share and per share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,655	$22,750
Restricted cash	188	186
Accounts receivable, net of allowances of $441 and $614, respectively ($626 and $786 of accounts receivable attributable to related parties, respectively)	53,904	63,826
Prepaid expenses and other current assets	12,019	11,228
Total current assets	80,766	97,990
Property and equipment, net	49,162	41,574
Operating right-of-use assets	15,920	18,628
Deferred tax assets	2,424	2,588
Intangible assets, net	6,514	8,115
Goodwill	309,649	310,360
Other non-current assets	9,707	12,040
Total assets	$474,142	$491,295
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($15,217 and $11,996 attributable to related parties, respectively)	$32,088	$30,551
Accrued expenses ($6,102 and $3,781 attributable to related parties, respectively)	30,696	34,422
Contract liabilities ($1,669 and $1,784 attributable to related parties, respectively)	47,758	48,912
Revolving line of credit	10,000	16,000
Accrued dividends (related parties)	32,616	24,132
Customer advances	7,953	11,076
Current operating lease liabilities	8,299	7,982
Contingent consideration	1,191	4,806
Other current liabilities	4,168	4,680
Total current liabilities	174,769	182,561
Non-current operating lease liabilities	17,948	23,003
Non-current portion of accrued data costs ($23,903 and $21,908 attributable to related parties, respectively)	35,190	32,833
Deferred tax liabilities	970	1,321
Other non-current liabilities	11,543	7,589
Total liabilities	240,420	247,307
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 100,000,000 shares authorized and 82,527,609 shares issued and outstanding as of June 30, 2024 and December 31, 2023; aggregate liquidation preference of $236,616 as of June 30, 2024, and $228,132 as of December 31, 2023 (related parties)	187,885	187,885
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued or outstanding as of June 30, 2024 or December 31, 2023	—	—
Common stock, $0.001 par value; 13,750,000 shares authorized as of June 30, 2024 and December 31, 2023; 5,227,876 shares issued and 4,889,637 shares outstanding as of June 30, 2024, and 5,093,380 shares issued and 4,755,141 shares outstanding as of December 31, 2023	5	5
Additional paid-in capital	1,699,689	1,696,612
Accumulated other comprehensive loss	(16,207)	(14,110)
Accumulated deficit	(1,407,666)	(1,396,420)
Treasury stock, at cost, 338,239 shares as of June 30, 2024 and December 31, 2023	(229,984)	(229,984)
Total stockholders' equity	45,837	56,103
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$474,142	$491,295
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues (1)	$85,837	$93,684	$172,632	$185,242

Cost of revenues (1) (2) (3)	51,953	52,958	102,020	104,887
Selling and marketing (2) (3)	14,812	17,036	30,176	34,190
Research and development (2) (3)	8,373	8,790	17,140	17,709
General and administrative (2) (3)	11,334	13,274	24,547	26,848
Amortization of intangible assets	800	801	1,601	3,612
Restructuring	493	4,104	953	5,102
Impairment of goodwill	—	44,100	—	44,100
Total expenses from operations	87,765	141,063	176,437	236,448
Loss from operations	(1,928)	(47,379)	(3,805)	(51,206)
Other income (expense), net	376	1,609	651	(203)
(Loss) gain from foreign currency transactions	(248)	(168)	715	(1,634)
Interest expense, net	(444)	(363)	(1,016)	(715)
Loss before income taxes	(2,244)	(46,301)	(3,455)	(53,758)
Income tax benefit	536	1,392	693	178
Net loss	$(1,708)	$(44,909)	$(2,762)	$(53,580)
Net loss available to common stockholders:
Net loss	$(1,708)	$(44,909)	$(2,762)	$(53,580)
Convertible redeemable preferred stock dividends (1)	(4,244)	(3,872)	(8,484)	(7,697)
Total net loss available to common stockholders	$(5,952)	$(48,781)	$(11,246)	$(61,277)
Net loss per common share (4):
Basic and diluted	$(1.19)	$(10.21)	$(2.28)	$(12.94)
Weighted-average number of shares used in per share calculation - Common Stock (4):
Basic and diluted	4,991,496	4,776,431	4,938,464	4,734,519
Comprehensive loss:
Net loss	$(1,708)	$(44,909)	$(2,762)	$(53,580)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(110)	(119)	(2,097)	1,398
Total comprehensive loss	$(1,818)	$(45,028)	$(4,859)	$(52,182)

(1) Transactions with related parties are included in the line items above as follows (refer to Footnote 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$2,397	$2,937	$4,915	$5,946
Cost of revenues	8,012	7,366	15,600	15,073
Convertible redeemable preferred stock dividends	(4,244)	(3,872)	(8,484)	(7,697)

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$156	$244	$399	$322
Selling and marketing	139	210	279	315
Research and development	105	193	285	248
General and administrative	611	1,014	1,426	1,893
Total stock-based compensation expense	$1,011	$1,661	$2,389	$2,778
(4) Adjusted retroactively for the Reverse Stock Split, refer to Footnote 2, Summary of Significant Accounting Policies.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	82,527,609	$187,885	4,755,141	$5	$1,696,612	$(14,110)	$(1,396,420)	$(229,984)	$56,103
Net loss	—	—	—	—	—	—	(1,054)	—	(1,054)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,240)	—	(4,240)
Restricted stock units distributed	—	—	7,780	—	—	—	—	—	—
Exercise of Common Stock options	—	—	33	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(2,684)	—	(46)	—	—	—	(46)
Amortization of stock-based compensation	—	—	—	—	681	—	—	—	681
Settlement of restricted stock unit liability	—	—	—	—	1,895	—	—	—	1,895
Foreign currency translation adjustment	—	—	—	—	—	(1,987)	—	—	(1,987)
Other	—	—	(39)	—	—	—	—	—	—
Balance as of March 31, 2024	82,527,609	$187,885	4,760,231	$5	$1,699,142	$(16,097)	$(1,401,714)	$(229,984)	$51,352
Net loss	—	—	—	—	—	—	(1,708)	—	(1,708)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,244)	—	(4,244)
Restricted stock units distributed	—	—	131,817	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(2,411)	—	(33)	—	—	—	(33)
Amortization of stock-based compensation	—	—	—	—	580	—	—	—	580
Foreign currency translation adjustment	—	—	—	—	—	(110)	—	—	(110)
Balance as of June 30, 2024	82,527,609	$187,885	4,889,637	$5	$1,699,689	$(16,207)	$(1,407,666)	$(229,984)	$45,837

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock (2)		Additional Paid-In Capital (2)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	82,527,609	$187,885	4,605,247	$5	$1,690,870	$(15,940)	$(1,300,789)	$(229,984)	$144,162
Net loss	—	—	—	—	—	—	(8,671)	—	(8,671)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,825)	—	(3,825)
Restricted stock units distributed	—	—	14,301	—	—	—	—	—	—
Exercise of Common Stock options	—	—	150	—	3	—	—	—	3
Payments for taxes related to net share settlement of equity awards	—	—	(1,722)	—	(48)	—	—	—	(48)
Amortization of stock-based compensation	—	—	—	—	879	—	—	—	879
Settlement of restricted stock unit liability	—	—	—	—	2,761	—	—	—	2,761
Foreign currency translation adjustment	—	—	—	—	—	1,517	—	—	1,517
Balance as of March 31, 2023	82,527,609	$187,885	4,617,976	$5	$1,694,465	$(14,423)	$(1,313,285)	$(229,984)	$136,778
Net loss	—	—	—	—	—	—	(44,909)	—	(44,909)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,872)	—	(3,872)
Restricted stock units distributed	—	—	136,799	—	3	—	—	—	3
Payments for taxes related to net share settlement of equity awards	—	—	(459)	—	(12)	—	—	—	(12)
Amortization of stock-based compensation	—	—	—	—	915	—	—	—	915
Foreign currency translation adjustment	—	—	—	—	—	(119)	—	—	(119)
Balance as of June 30, 2023	82,527,609	$187,885	4,754,316	$5	$1,695,371	$(14,542)	$(1,362,066)	$(229,984)	$88,784
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
(2) Adjusted retroactively for the Reverse Stock Split, refer to Footnote 2, Summary of Significant Accounting Policies.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Operating activities:
Net loss	$(2,762)	$(53,580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,657	9,593
Non-cash operating lease expense	2,653	2,847
Stock-based compensation expense	2,389	2,778
Amortization expense of finance leases	1,656	849
Amortization of intangible assets	1,601	3,612
Impairment of goodwill	—	44,100
Deferred tax benefit	(365)	(675)
Other	453	1,242
Changes in operating assets and liabilities:
Accounts receivable	9,322	14,301
Prepaid expenses and other assets	492	2,093
Accounts payable, accrued expenses and other liabilities	(1,584)	(4,094)
Contract liabilities and customer advances	(4,151)	(3,070)
Operating lease liabilities	(4,758)	(3,778)
Net cash provided by operating activities	15,603	16,218

Investing activities:
Capitalized internal-use software costs	(11,664)	(10,884)
Purchases of property and equipment	(456)	(1,122)
Net cash used in investing activities	(12,120)	(12,006)

Financing activities:
Payments of line of credit	(6,000)	—
Contingent consideration payment at initial value	(3,704)	(1,037)
Principal payments on finance leases	(1,161)	(888)
Other	(95)	(254)
Net cash used in financing activities	(10,960)	(2,179)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(616)	580
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,093)	2,613
Cash, cash equivalents and restricted cash at beginning of period	22,936	20,442
Cash, cash equivalents and restricted cash at end of period	$14,843	$23,055

	As of June 30,
	2024	2023
Cash and cash equivalents	$14,655	$22,657
Restricted cash	188	398
Total cash, cash equivalents and restricted cash	$14,843	$23,055

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of non-cash investing and financing activities:
Convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	$8,484	$7,697
Right-of-use assets obtained in exchange for finance lease liabilities	7,861	—
Settlement of restricted stock unit liability	1,895	2,761
Change in accounts payable and accrued expenses related to capital expenditures	1,083	722
Right-of-use assets obtained in exchange for operating lease liabilities	—	1,239
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
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, change in fair value of warrants liability and contingent consideration have been aggregated within other operating activities on the Condensed Consolidated Statements of Cash Flows.
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
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 10-K"). The Condensed Consolidated Results of Operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2024 or thereafter. All references to June 30, 2024 and 2023 in the Notes to Condensed Consolidated Financial Statements are unaudited.
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
In the second quarter of 2023, the Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $44.1 million non-cash impairment charge during the three and six months ended June 30, 2023.
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
On May 16, 2023, Qurate sold 27,509,203 shares of Preferred Stock to Liberty Broadband Corporation ("Liberty") in a privately negotiated transaction.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of June 30, 2024 because a deemed liquidation event is not considered probable.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability. As of June 30, 2024, the probability of a change of control was determined to be remote and the fair value of the change of control derivative was determined to be negligible.
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of the Company's normal operations. The following is a summary of the significant components of other income (expense), net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Change in fair value of warrants liability	$383	$1,588	$669	$(227)
Other	(7)	21	(18)	24
Total other income (expense), net	$376	$1,609	$651	$(203)
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
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Preferred stock (1)	4,700,278	4,362,787	4,614,513	4,285,418
Warrants	260,858	272,851	266,854	272,851
Stock options and restricted stock units	295,756	314,552	304,022	298,859
Contingent consideration (2)	84,003	302,222	84,003	302,222
Total	5,340,895	5,252,412	5,269,392	5,159,350
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period (or at the time of issuance, if later).
(2) A contingent consideration liability was recognized as part of the Company's acquisition of Shareablee, Inc. ("Shareablee") in December 2021. The liability payments may be settled in any combination of cash or shares of Common Stock (at the Company's election) based on the volume-weighted average trading price of the Common Stock for the ten trading days prior to the date of each payment. Settlement of this liability in Common Stock could potentially dilute basic earnings per share in future periods. The Company paid the first installment of $3.7 million in cash in 2023 and the second installment of $3.7 million in cash in the first quarter of 2024. The Company calculated a potential anti-dilutive share count for the three and six months ended June 30, 2024 based on the remaining expected payments totaling $1.2 million and the $14.19 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on June 28, 2024. The Company calculated a potential anti-dilutive share count for the three and six months ended June 30, 2023 based on the expected payments totaling $4.9 million and the $16.20 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on June 30, 2023.
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
Recent Accounting Guidance Issued But Not Adopted at June 30, 2024
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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
By solution group:	2024	2023	2024	2023
Content & Ad Measurement
Syndicated Audience	$64,189	$69,139	$128,789	$139,605
Cross-Platform	8,000	8,208	16,020	14,453
Total Content & Ad Measurement	72,189	77,347	144,809	154,058
Research & Insight Solutions	13,648	16,337	27,823	31,184
Total	$85,837	$93,684	$172,632	$185,242
The following table presents the Company's revenue disaggregated by geographical market and timing of transfer of products and services. The Company attributes revenue to geographical markets based on the location of the customer.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
By geographical market:	2024	2023	2024	2023
United States	$76,543	$84,999	$154,212	$167,640
Europe	5,063	4,545	10,174	9,228
Latin America	1,769	1,705	3,445	3,425
Canada	1,449	1,420	2,853	2,841
Other	1,013	1,015	1,948	2,108
Total	$85,837	$93,684	$172,632	$185,242

By timing of revenue recognition:
Products and services transferred over time	$74,656	$78,968	$149,675	$156,624
Products and services transferred at a point in time	11,181	14,716	22,957	28,618
Total	$85,837	$93,684	$172,632	$185,242
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	June 30, 2024	December 31, 2023
Accounts receivable, net	$53,904	$63,826
Current and non-current contract assets	7,057	8,833
Current contract liabilities	47,758	48,912
Current customer advances	7,953	11,076
Non-current contract liabilities	235	605

Significant changes in the current contract liabilities balance are as follows:

	Six Months Ended June 30,
(In thousands)	2024	2023
Revenue recognized that was included in the opening contract liabilities balance	$(42,702)	$(41,009)
Cash received or amounts billed in advance and not recognized as revenue	37,443	40,832
Remaining Performance Obligations
As of June 30, 2024, approximately $220 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 30% of these remaining performance obligations during the remainder of 2024, approximately 41% in 2025, and approximately 19% in 2026, with the remainder recognized thereafter.
4.Goodwill
The Company tests goodwill for impairment annually during the fourth quarter as of October 1, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2022	$387,973
Translation adjustments	587
Impairment charge	(78,200)
Balance as of December 31, 2023	310,360
Translation adjustments	(711)
Balance as of June 30, 2024	$309,649
5.Convertible Redeemable Preferred Stock and Stockholders' Equity
2021 Issuance of Preferred Stock
On March 10, 2021, the Company issued and sold 82,527,609 shares of Preferred Stock in exchange for aggregate gross proceeds of $204.0 million. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs.
The Preferred Stock is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. Due to the Reverse Stock Split effected on December 20, 2023, the conversion factor was adjusted to 0.05 pursuant to the Certificate of Designations of the Preferred Stock. As of June 30, 2024, each share of Preferred Stock was convertible into 0.057994 shares of Common Stock, with such assumed conversion rate scheduled to return to 0.05 upon payment of accrued dividends.
As of June 30, 2024, no shares of Preferred Stock have been converted into Common Stock.
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
At the annual meeting of stockholders of the Company held on June 15, 2023 (the "Annual Meeting"), the Company's stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations. On the same date, each holder of Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by the Company on that date (the "June 2023 Waivers"). Upon receipt of the June 2023 Waivers, the Company's Board elected to defer the June 30, 2023 payment. Under the June 2023 Waivers and the Certificate of Designations, the deferred dividends would accrue and accumulate at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023.

On December 26, 2023, each holder of Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023 (the "December Waivers"). Under the December Waivers and the Certificate of Designations, the deferred dividends would continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before June 30, 2024.
On June 27, 2024, each holder of Preferred Stock further waived its right to receive the deferred dividends on or before June 30, 2024 (the "June 2024 Waivers"). In addition, each holder waived its right to receive on June 30, 2024 the annual dividends otherwise payable on that date for the dividend period ending June 29, 2024. Under the June 2024 Waivers and the Certificate of Designations, the deferred dividends for both periods (2023 and 2024) would continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before July 31, 2024, subject to certain conditions.
As of June 30, 2024, accrued dividends for the Preferred Stock totaled $32.6 million.
On July 24, 2024, the Company issued additional shares of Preferred Stock to the existing holders in exchange for cancellation of the Company's obligation to pay the deferred dividends described above. For further information about this issuance, refer to Footnote 12, Subsequent Events.
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
The Series C Warrants were exercised on October 10, 2019. As a result of this exercise, the Company issued 136,425 shares of Common Stock to CVI on October 14, 2019. In addition, the number of shares that were issuable under the Series A Warrants was increased by 136,425.
The Series A Warrants were exercisable by the holders for a period of five years from the CVI Closing Date and were exercisable into 272,851 shares of Common Stock, which was equal to the Initial Shares plus the number of shares issued pursuant to the exercise of the Series C Warrants (described above), at an adjusted exercise price equal to $15.83. The Series A Warrants expired on June 26, 2024.
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
On May 3, 2024, the Company entered into a third amendment (the "2024 Amendment") to the Revolving Credit Agreement. Among other things, the 2024 Amendment (i) extended the maturity date of the facility from May 5, 2024 to November 5, 2024; (ii) reduced the Company's aggregate borrowing capacity under the facility from $40.0 million to $25.0 million; (iii) increased the Applicable Rate payable on SOFR-based loans to 4.50%; (iv) increased the minimum Consolidated Asset Coverage Ratio covenant and decreased the minimum liquidity covenant; (v) limited certain Restricted Payments (as defined in the Revolving Credit Agreement) with respect to the Company's equity interests; (vi) required a repayment of $6.0 million to reduce the principal amount outstanding under the Revolving Credit Agreement; (vii) updated certain defined terms in the Revolving Credit Agreement to reflect the May 2023 transfer of shares of Preferred Stock from Qurate to Liberty; and (viii) provided for certain amendment fees, including a fee of 2.0% of aggregate commitments due on the maturity date (November 5, 2024) unless all obligations are paid in full prior to such date.
As of June 30, 2024, the Revolving Credit Agreement requires the Company to maintain:
•a minimum Consolidated Asset Coverage Ratio (as defined in the Revolving Credit Agreement) of not less than 2.5 to 1.0, tested as of the last day of each calendar month from and after the calendar month ending May 31, 2024;

•a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Agreement) of not less than 1.25 to 1.0 for the most recently ended four fiscal quarter period, tested as of the last day of each fiscal quarter ending on or after March 31, 2024; and
•minimum Liquidity (as defined in the Revolving Credit Agreement) of $22.0 million, tested as of the last business day of each calendar month from and after the calendar month ending March 31, 2024.
The Revolving Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company was in compliance with the covenants under the Revolving Credit Agreement as of June 30, 2024.
The Revolving Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
In May 2024, the Company paid $6.0 million of the principal amount outstanding under the Revolving Credit Agreement in connection with the 2024 Amendment. As of June 30, 2024, the Company had outstanding borrowings of $10.0 million, and issued and outstanding letters of credit of $3.2 million, under the amended Revolving Credit Agreement, with remaining borrowing capacity of $11.8 million. The outstanding borrowings are classified within current liabilities based on the maturity date of the facility.
7.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	June 30, 2024				December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability (1)	$—	$1,191	$—	$1,191	$—	$4,806	$—	$4,806
Warrants liability (2)	—	—	—	—	—	—	669	669
Total liabilities	$—	$1,191	$—	$1,191	$—	$4,806	$669	$5,475
(1) The fair value of this liability as of June 30, 2024 and December 31, 2023 is derived from a technique which utilizes market-corroborated inputs that result in classification as a Level 2 fair value measurement as of such date. The contingent consideration liability is classified as current on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.
(2) The fair value of this liability was derived from a technique which utilized inputs, certain of which were significant and unobservable, that resulted in classification as a Level 3 fair value measurement. Warrants liability included only the Series A warrants as of December 31, 2023. Warrants liability was classified within other current liabilities on the Condensed Consolidated Balance Sheets. The Series A Warrants expired on June 26, 2024 and there are no warrants outstanding as of June 30, 2024.
There were no changes to the Company's valuation techniques or methodologies during the three and six months ended June 30, 2024 and 2023.
The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the six months ended June 30, 2024 and 2023, respectively:

(In thousands)	Warrants Liability
Balance as of December 31, 2023	$669
Total gain recognized due to remeasurement and expiration of warrants (1)	(669)
Balance as of June 30, 2024	$—
(1) The gain due to remeasurement and expiration of warrants was recorded in other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Series A warrants expired unexercised on June 26, 2024.

(In thousands)	Warrants Liability
Balance as of December 31, 2022	$718
Total loss recognized due to remeasurement (1)	227
Balance as of June 30, 2023	$945
(1) The loss due to remeasurement of the warrants liability was recorded in other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following table displays the valuation technique and the significant inputs, certain of which were unobservable, for the Company's Level 3 liabilities that existed as of December 31, 2023:

	Fair Value Measurements
	Significant Valuation Technique	Significant Valuation Inputs	December 31, 2023
Warrants liability	Option pricing	Stock price	$16.70
		Exercise price	$20.20
		Volatility	75.0%
		Term	0.49 years
		Risk-free rate	5.3%
The primary sensitivities in the valuation of the warrants liability were driven by the exercise price, the Common Stock price at the measurement date and the expected volatility of the Common Stock over the remaining term.
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
8.Accrued Expenses

	As of	As of
(In thousands)	June 30, 2024	December 31, 2023
Accrued data costs	$16,660	$15,529
Payroll and payroll-related	8,625	10,604
Professional fees	1,567	2,203
Restructuring accrual	944	1,630
Other	2,900	4,456
Total accrued expenses	$30,696	$34,422
9.Related Party Transactions
Transactions with WPP
As of June 30, 2024 (based on public filings), WPP plc and its affiliates ("WPP") owned 565,968 shares of the Company's outstanding Common Stock, representing 11.6% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenues	$1,591	$2,116	$3,262	$4,424
Cost of revenues	2,405	2,387	4,387	5,123

The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	June 30, 2024	December 31, 2023
Assets
Accounts receivable, net	$400	$525
Liabilities
Accounts payable	$1,513	$1,673
Accrued expenses	514	399
Contract liabilities	1,358	1,447
Transactions with Charter, Qurate, Liberty and Pine
Through May 15, 2023, Charter, Qurate, and Pine each held 33.3% of the outstanding shares of Preferred Stock. On May 16, 2023, Qurate sold its Preferred Stock to Liberty, and as of June 30, 2024, Charter, Liberty and Pine each hold 33.3% of the outstanding shares of Preferred Stock. Charter, Liberty and Pine are entitled to convert the Preferred Stock into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. As of June 30, 2024 (based on public filings), Pine also owned 109,654 shares of the Company's outstanding Common Stock, representing 2.2% of the outstanding Common Stock. In addition, Charter, Liberty and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement.
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
On December 26, 2023, each holder of Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023. Under the December Waivers and the Certificate of Designations, the deferred dividends would continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before June 30, 2024.
On June 27, 2024, each holder of Preferred Stock further waived its right to receive the deferred dividends on or before June 30, 2024. In addition, each holder waived its right to receive on June 30, 2024 the annual dividends otherwise payable on that date for the dividend period ending June 29, 2024. Under the June 2024 Waivers and the Certificate of Designations, the deferred dividends for both periods (2023 and 2024) would continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before July 31, 2024, subject to certain conditions.
As of June 30, 2024 and December 31, 2023, Charter, Liberty and Pine each owned 27,509,203 shares of Preferred Stock. Accrued dividends to the holders of Preferred Stock as of June 30, 2024 and December 31, 2023 were $32.6 million and $24.1 million, respectively.
Concurrent with the closing of the Transactions on March 10, 2021, the Company entered into a ten-year Data License Agreement ("DLA") with Charter Communications Operating, LLC ("Charter Operating"), an affiliate of Charter. Under the DLA, Charter Operating will bill the Company for license fees according to a payment schedule that gradually increases from $10.0 million in the first year of the term to $32.3 million in the tenth year of the term. The Company recognizes expense for the license fees ratably over the term. On November 6, 2022, the Company and Charter Operating entered into an amendment to the DLA, pursuant to which the Company received license fee credits totaling $7.0 million. In June 2023, the Company exchanged correspondence with counsel to Charter Operating regarding Charter Operating's compliance with certain terms of the DLA. In response, Charter Operating denied the Company's concerns and notified the Company of alleged breaches of the DLA by the Company. If either party were to terminate the DLA, all amounts then due to Charter Operating would be immediately due and payable, and Charter Operating could seek liquidated damages as set forth in the DLA. To date, however, neither party has indicated that it intends to terminate the DLA, and the parties are discussing a resolution to the matter.
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenues	$501	$514	$1,042	$999
Cost of revenues	5,607	4,979	11,213	9,950

The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	June 30, 2024	December 31, 2023
Accounts payable	$13,704	$10,323
Accrued expenses	5,588	3,382
Non-current portion of accrued data costs	23,903	21,908
The Company had no transactions with Pine and Liberty for the three and six months ended June 30, 2024 and 2023.
The Company recognized revenues of $0.2 million during the three months ended June 30, 2024 and 2023, and $0.4 million during the six months ended June 30, 2024 and 2023 from transactions with Qurate and its affiliates in the normal course of business as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The following table summarizes costs incurred related to the Restructuring Plan for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Severance and related costs	$425	$3,773	$826	$4,661
Other	68	331	127	441
Total restructuring	$493	$4,104	$953	$5,102
The table below summarizes the balance of restructuring liability as of June 30, 2024 and December 31, 2023, which is recorded in accrued expenses in the Condensed Consolidated Balance Sheets:

(In thousands)	Severance and related costs	Other	Total Restructuring
Balance as of December 31, 2023	$1,524	$106	$1,630
Restructuring expense	826	127	953
Payments	(1,720)	(62)	(1,782)
Other	314	(171)	143
Balance as of June 30, 2024	$944	$—	$944
11.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with multichannel video programming distributors ("MVPDs") and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms of less than one year to seven years. As of June 30, 2024, the total fixed payment obligations related to set-top box and connected television data agreements are $301.8 million and $28.2 million, respectively.

The information set forth below summarizes the contractual obligations, by year, as of June 30, 2024:

(In thousands)
2024 (remaining)	$29,488
2025	55,381
2026	59,572
2027	47,781
2028	39,756
Thereafter	97,944
Total	$329,922
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
12.Subsequent Events
On July 24, 2024, the Company issued 13,257,294 additional shares of Preferred Stock to the existing holders of Preferred Stock in exchange for cancellation of the Company's obligation to pay accrued dividends totaling $32.8 million to such holders for annual dividend periods ended in 2023 and 2024. As of the issuance date, the additional shares of Preferred Stock were convertible into 662,862 shares of the Company's Common Stock, representing an effective conversion price of $49.438 per share for the canceled dividend obligation.
The additional shares of Preferred Stock have the same terms and conditions as the Preferred Stock previously issued by the Company, including that holders are entitled to cumulative dividends at a rate of 7.5% per annum, payable annually in arrears and subject to increase under certain circumstances.
In connection with the issuance, the Company and the holders of Preferred Stock also entered into an amendment to the Stockholders Agreement between the parties. Among other things, the amendment reduced the $100.0 million Special Dividend threshold set forth in the Stockholders Agreement by an amount equal to the liquidation preference of the additional Preferred Stock ($32.8 million). After further reducing the threshold by annual dividends paid in prior years, the current Special Dividend threshold is $47.0 million.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$85,837	100.0%	$93,684	100.0%	$172,632	100.0%	$185,242	100.0%
Cost of revenues	51,953	60.5%	52,958	56.5%	102,020	59.1%	104,887	56.6%
Selling and marketing	14,812	17.3%	17,036	18.2%	30,176	17.5%	34,190	18.5%
Research and development	8,373	9.8%	8,790	9.4%	17,140	9.9%	17,709	9.6%
General and administrative	11,334	13.2%	13,274	14.2%	24,547	14.2%	26,848	14.5%
Amortization of intangible assets	800	0.9%	801	0.9%	1,601	0.9%	3,612	1.9%
Restructuring	493	0.6%	4,104	4.4%	953	0.6%	5,102	2.8%
Impairment of goodwill	—	—%	44,100	47.1%	—	—%	44,100	23.8%
Total expenses from operations	87,765	102.2%	141,063	150.6%	176,437	102.2%	236,448	127.6%
Loss from operations	(1,928)	(2.2)%	(47,379)	(50.6)%	(3,805)	(2.2)%	(51,206)	(27.6)%
Other income (expense), net	376	0.4%	1,609	1.7%	651	0.4%	(203)	(0.1)%
(Loss) gain from foreign currency transactions	(248)	(0.3)%	(168)	(0.2)%	715	0.4%	(1,634)	(0.9)%
Interest expense, net	(444)	(0.5)%	(363)	(0.4)%	(1,016)	(0.6)%	(715)	(0.4)%
Loss before income taxes	(2,244)	(2.6)%	(46,301)	(49.4)%	(3,455)	(2.0)%	(53,758)	(29.0)%
Income tax benefit	536	0.6%	1,392	1.5%	693	0.4%	178	0.1%
Net loss	$(1,708)	(2.0)%	$(44,909)	(47.9)%	$(2,762)	(1.6)%	$(53,580)	(28.9)%

Revenues
Our products and services are organized around solution groups that address customer needs, which are largely centered around measurement and insights. Accordingly, we evaluate revenues in the following two solution groups:
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
Revenues for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$64,189	74.8%	$69,139	73.8%	$(4,950)	(7.2)%
Cross-Platform	8,000	9.3%	8,208	8.8%	(208)	(2.5)%
Total Content & Ad measurement	72,189	84.1%	77,347	82.6%	(5,158)	(6.7)%
Research & Insight Solutions	13,648	15.9%	16,337	17.4%	(2,689)	(16.5)%
Total revenues	$85,837	100.0%	$93,684	100.0%	$(7,847)	(8.4)%
Content & Ad Measurement revenue decreased due to lower revenue from our Syndicated Audience offerings, primarily related to lower renewals of our national TV and syndicated digital products, as well as lower variable cloud computing and processing reimbursements for certain custom TV data set deliveries.
Research & Insight Solutions revenue decreased primarily due to lower deliveries of certain custom digital products.
Revenues for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$128,789	74.6%	$139,605	75.4%	$(10,816)	(7.7)%
Cross-Platform	16,020	9.3%	14,453	7.8%	1,567	10.8%
Total Content & Ad measurement	144,809	83.9%	154,058	83.2%	(9,249)	(6.0)%
Research & Insight Solutions	27,823	16.1%	31,184	16.8%	(3,361)	(10.8)%
Total revenues	$172,632	100.0%	$185,242	100.0%	$(12,610)	(6.8)%
Content & Ad Measurement revenue decreased due to lower revenue from our Syndicated Audience offerings, primarily related to lower renewals of our national TV and syndicated digital products, as well as lower variable cloud computing and processing reimbursements for certain custom TV data set deliveries. This decrease was partially offset by an increase in Cross-Platform revenue primarily driven by increased usage of our Proximic products.
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
Cost of revenues for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Data costs	$19,543	22.7%	$18,078	19.2%	$1,465	8.1%
Employee costs	9,930	11.6%	9,910	10.6%	20	0.2%
Systems and bandwidth costs	6,548	7.6%	10,321	11.0%	(3,773)	(36.6)%
Lease expense and depreciation	6,543	7.6%	5,507	5.9%	1,036	18.8%
Panel costs	3,073	3.6%	3,539	3.8%	(466)	(13.2)%
Professional fees	2,048	2.4%	1,707	1.8%	341	20.0%
Royalties and resellers	1,472	1.7%	960	1.0%	512	53.3%
Sample and survey costs	1,438	1.7%	1,646	1.8%	(208)	(12.6)%
Technology	1,076	1.3%	1,023	1.1%	53	5.2%
Other	282	0.3%	267	0.3%	15	5.6%
Total cost of revenues	$51,953	60.5%	$52,958	56.5%	$(1,005)	(1.9)%
Systems and bandwidth costs decreased primarily due to lower cloud computing and processing costs attributable to certain custom TV data set deliveries. The decrease was partially offset by an increase in data costs primarily due to higher TV data licensing costs to expand our data footprint and data rights. Additionally, lease expense and depreciation increased due to higher depreciation primarily driven by an increase in capitalized internal-use software costs.
Cost of revenues for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Data costs	$38,330	22.4%	$36,207	19.6%	$2,123	5.9%
Employee costs	19,825	11.5%	19,616	10.6%	209	1.1%
Systems and bandwidth costs	13,329	7.7%	19,198	10.4%	(5,869)	(30.6)%
Lease expense and depreciation	12,642	7.3%	11,025	6.0%	1,617	14.7%
Panel costs	6,110	3.5%	7,461	4.0%	(1,351)	(18.1)%
Professional fees	3,305	1.9%	3,565	1.9%	(260)	(7.3)%
Sample and survey costs	3,178	1.8%	3,226	1.7%	(48)	(1.5)%
Royalties and resellers	2,675	1.5%	1,930	1.0%	745	38.6%
Technology	2,111	1.2%	2,101	1.1%	10	0.5%
Other	515	0.3%	558	0.3%	(43)	(7.7)%
Total cost of revenues	$102,020	59.1%	$104,887	56.6%	$(2,867)	(2.7)%
Systems and bandwidth costs decreased primarily due to lower cloud computing and processing costs attributable to certain custom TV data set deliveries. Additionally, panel costs decreased primarily due to lower recruitment and support costs for our desktop and mobile panels. These decreases were partially offset by an increase in data costs primarily due to higher TV data licensing costs to expand our data footprint and data rights. Lease expense and depreciation increased due to higher depreciation primarily driven by an increase in capitalized internal-use software costs.
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

Selling and marketing expenses for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$11,508	13.4%	$13,904	14.9%	$(2,396)	(17.2)%
Lease expense and depreciation	836	1.0%	672	0.7%	164	24.4%
Technology	796	0.9%	777	0.8%	19	2.4%
Marketing and advertising	653	0.8%	639	0.7%	14	2.2%
Professional fees	519	0.6%	725	0.8%	(206)	(28.4)%
Other	500	0.6%	319	0.3%	181	56.7%
Total selling and marketing expenses	$14,812	17.3%	$17,036	18.2%	$(2,224)	(13.1)%
Employee costs decreased primarily due to a decrease in employee headcount related to our restructuring plan.
Selling and marketing expenses for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$23,436	13.6%	$27,751	15.1%	$(4,315)	(15.5)%
Technology	1,590	0.9%	1,555	0.8%	35	2.3%
Lease expense and depreciation	1,526	0.9%	1,517	0.8%	9	0.6%
Marketing and advertising	1,500	0.9%	1,105	0.6%	395	35.7%
Professional fees	1,216	0.7%	1,513	0.8%	(297)	(19.6)%
Other	908	0.5%	749	0.4%	159	21.2%
Total selling and marketing expenses	$30,176	17.5%	$34,190	18.5%	$(4,014)	(11.7)%
Employee costs decreased primarily due to a decrease in employee headcount related to our restructuring plan.
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
Research and development expenses for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$6,129	7.2%	$7,160	7.6%	$(1,031)	(14.4)%
Technology	750	0.9%	837	0.9%	(87)	(10.4)%
Professional fees	691	0.8%	97	0.1%	594	612.4%
Lease expense and depreciation	676	0.8%	549	0.6%	127	23.1%
Other	127	0.1%	147	0.2%	(20)	(13.6)%
Total research and development expenses	$8,373	9.8%	$8,790	9.4%	$(417)	(4.7)%
Employee costs decreased primarily due to a decrease in employee headcount related to our restructuring plan.
Research and development expenses for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$12,880	7.5%	$14,144	7.7%	$(1,264)	(8.9)%
Technology	1,540	0.9%	1,718	0.9%	(178)	(10.4)%
Lease expense and depreciation	1,275	0.7%	1,188	0.6%	87	7.3%
Professional fees	1,217	0.7%	353	0.2%	864	244.8%
Other	228	0.1%	306	0.2%	(78)	(25.5)%
Total research and development expenses	$17,140	9.9%	$17,709	9.6%	$(569)	(3.2)%
Employee costs decreased primarily due to a decrease in employee headcount related to our restructuring plan.
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
General and administrative expenses for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$5,992	6.9%	$6,961	7.5%	$(969)	(13.9)%
Professional fees	2,749	3.2%	3,598	3.8%	(849)	(23.6)%
Technology	836	1.0%	840	0.9%	(4)	(0.5)%
Lease expense and depreciation	400	0.5%	311	0.3%	89	28.6%
Other	1,357	1.6%	1,564	1.7%	(207)	(13.2)%
Total general and administrative expenses	$11,334	13.2%	$13,274	14.2%	$(1,940)	(14.6)%
General and administrative expenses for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$12,407	7.2%	$14,197	7.7%	$(1,790)	(12.6)%
Professional fees	6,696	3.9%	7,408	4.0%	(712)	(9.6)%
Technology	1,693	1.0%	1,703	0.9%	(10)	(0.6)%
Lease expense and depreciation	750	0.4%	679	0.4%	71	10.5%
Other	3,001	1.7%	2,861	1.5%	140	4.9%
Total general and administrative expenses	$24,547	14.2%	$26,848	14.5%	$(2,301)	(8.6)%
Employee costs decreased primarily due to a decrease in employee headcount related to our restructuring plan.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions. Amortization of intangible assets was $0.8 million and $1.6 million during the three and six months ended June 30, 2024 and $0.8 million and $3.6 million during the three and six months ended June 30, 2023, respectively. The decrease of $2.0 million for the six months ended June 30, 2024 versus the six months ended June 30, 2023 was primarily due to amortization for certain customer relationships, methodologies and technology intangibles related to our 2016 Rentrak merger reaching the end of their useful lives in 2023.
Organizational Restructuring
We incurred $0.5 million and $1.0 million of restructuring expense during the three and six months ended June 30, 2024 and $4.1 million and $5.1 million of restructuring expense during the three and six months ended June 30, 2023, respectively, related to the implementation of a restructuring plan that included a workforce reduction communicated in 2022. We expect the 2022 restructuring plan to be substantially complete in 2024. For further information refer to Footnote 10, Organizational Restructuring.
Impairment of Goodwill
In the second quarter of 2023, as a result of a decline in our stock price and market capitalization, among other factors, we performed an interim impairment review of our goodwill. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $44.1 million non-cash impairment charge in the three and six months ended June 30, 2023. For further information on our goodwill, refer to Footnote 4, Goodwill in this 10-Q and Item 7, "Critical Accounting Estimates" within our 2023 10-K.
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. The following is a summary of other income (expense), net for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Change in fair value of warrants liability	$383	$1,588	$669	$(227)
Other	(7)	21	(18)	24
Total other income (expense), net	$376	$1,609	$651	$(203)
The change in other income (expense), net for the three and six months ended June 30, 2024 as compared to three and six months ended June 30, 2023 was largely driven by changes in the fair value of our warrants liability. The gain on the warrants liability for the three and six months ended June 30, 2024 was primarily due to a decrease in the trading price of our Common Stock during the first quarter of 2024 and the Series A warrants expiring unexercised in the second quarter of 2024, as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. The gain on the warrants liability for the three months ended June 30, 2023 was primarily due to a decrease in the trading price of our Common Stock during the quarter. The loss on the warrants liability for the six months ended June 30, 2023 was primarily due to an exercise price adjustment during the period, offset by the decrease in the trading price of our Common Stock during the second quarter of 2023.
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
For the three and six months ended June 30, 2024, the (loss) gain from foreign currency transactions was $(0.2) million and $0.7 million, respectively. For the three and six months ended June 30, 2023, the loss from foreign currency transactions was $0.2 million and $1.6 million, respectively. The loss during the three months ended June 30, 2024 and gain during the six months ended June 30, 2024 were primarily driven by fluctuations in the Euro and Chilean Peso against the U.S. Dollar and the Chilean Peso against the Euro. The loss during the three and six months ended June 30, 2023 was primarily driven by fluctuations between the Chilean Peso, Euro, Brazilian Lira and U.S. Dollar exchange rates.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our senior secured revolving credit agreement (the "Revolving Credit Agreement") and our finance leases.
We incurred interest expense, net of $0.4 million and $0.4 million during the three months ended June 30, 2024 and 2023, respectively, and $1.0 million and $0.7 million during the six months ended June 30, 2024 and 2023, respectively.
Income Tax Benefit
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
For the three months ended June 30, 2024 and 2023, we recorded an income tax benefit of $0.5 million and $1.4 million, respectively, resulting in effective tax rates of 23.9% and 3.0%, respectively. For the six months ended June 30, 2024 and 2023, we recorded an income tax benefit of $0.7 million and $0.2 million, respectively, resulting in effective tax rates of 20.1% and 0.3%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and changes in the valuation allowance against our domestic deferred tax assets. A deferred income tax benefit of $1.3 million related to the impairment of goodwill is included in the amounts recorded in the three and six months ended June 30, 2023. The difference in income tax position during 2024 as compared to 2023 is primarily due to the income tax benefit related to the impairment of goodwill in 2023.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$15,603	$16,218
Net cash used in investing activities	(12,120)	(12,006)
Net cash used in financing activities	(10,960)	(2,179)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(616)	580
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,093)	2,613
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
As of June 30, 2024, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $14.8 million (including $0.2 million in restricted cash), cash flows from our operations, and amounts available to us under our Revolving Credit Agreement, as described below.
On May 3, 2024, we entered into an amendment to the Revolving Credit Agreement. Among other things, the amendment extended the maturity date of the facility from May 5, 2024 to November 5, 2024 and reduced our aggregate borrowing capacity under the Revolving Credit Agreement from $40.0 million to $25.0 million. The amendment also limited our ability to make certain restricted payments (including dividends) with respect to our equity interests and required a repayment of $6.0 million to reduce the principal amount outstanding under the Revolving Credit Agreement. As of June 30, 2024, after taking into account the $6.0 million repayment, we had outstanding borrowings of $10.0 million and outstanding letters of credit totaling $3.2 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $11.8 million.
At an annual meeting of stockholders held on June 15, 2023 (the "Annual Meeting"), our stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations governing the Preferred Stock. In 2023, each holder of Preferred Stock waived its right to receive on June 30, 2023 (and subsequently on December 31, 2023) the annual dividends otherwise payable by us on that date. On June 27, 2024, each holder of Preferred Stock further waived its right to receive the deferred dividends on or before June 30, 2024. In addition, each holder waived its right to receive on June 30, 2024 the annual dividends otherwise payable on that date for the dividend period ending June 29, 2024. Under the waivers and the Certificate of Designations, the deferred dividends accrued at a rate of 9.5% per year until July 24, 2024, when we issued additional shares of Preferred Stock in exchange for cancellation of the deferred dividend obligation.
Macroeconomic Factors
Over the past two years, macroeconomic challenges such as inflation, rising interest rates, capital market disruptions and recession concerns have caused some advertisers to reduce or delay advertising expenditures. These declines have had a direct impact on demand for our products, particularly those that are tied to discretionary advertising spend. We expect that softness in the advertising market will continue to affect our business in the second half of 2024. Although we cannot quantify the impact of macroeconomic factors on our future results, any worsening of ad market conditions could negatively impact our financial position and liquidity.
Preferred Stock
On March 10, 2021, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the issuance totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of June 30, 2024, each share of Preferred Stock was convertible into 0.057994 shares of Common Stock, with such conversion rate scheduled to return to 0.05 upon payment of accrued dividends.
The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain specified circumstances (including in connection with the dividend waivers described below). In addition, such holders are entitled to request, and we must take all actions reasonably necessary to pay, a one-time special dividend on the Preferred Stock equal to the highest dividend that our Board of Directors determines can be paid at the applicable time (or a lesser amount agreed by the holders), subject to additional conditions and limitations described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. We may be obligated to obtain debt financing in order to effectuate the special dividend, which could significantly impact our financial position and liquidity depending on the timing and scope of the dividend payment and related financing. Moreover, this obligation could lead us to refinance or terminate the Revolving Credit Agreement prior to its maturity, due to its restrictions on our ability to incur additional debt and pay dividends.
At the Annual Meeting held on June 15, 2023, our stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations governing the Preferred Stock. On the same date, each holder of Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by us on that date. Upon receipt of the waivers, our Board elected to defer the June 2023 payment. Under the waivers and the Certificate of Designations, the deferred dividends would accrue and accumulate at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023.
On December 26, 2023, each holder of our Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023. Under these waivers and the Certificate of Designations, the deferred dividends would continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before June 30, 2024.
On June 27, 2024, each holder of Preferred Stock further waived its right to receive the deferred dividends on or before June 30, 2024. In addition, each holder waived its right to receive on June 30, 2024 the annual dividends otherwise payable on that date for the dividend period ending June 29, 2024. Under these waivers and the Certificate of Designations, the deferred dividends for both periods (2023 and 2024) would continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before July 31, 2024, subject to certain conditions.
On July 24, 2024, we issued 13,257,294 additional shares of Preferred Stock to the existing holders of Preferred Stock in exchange for cancellation of our obligation to pay the deferred dividends described above, which totaled $32.8 million on the issuance date. As of the issuance date, the additional shares of Preferred Stock were convertible into 662,862 shares of our Common Stock, representing an effective conversion price of $49.438 per share for the canceled dividend obligation. The additional shares of Preferred Stock have the same terms and conditions as the Preferred Stock previously issued, including that holders are entitled to cumulative dividends at a rate of 7.5% per annum, payable annually in arrears and subject to increase under certain circumstances.
In connection with the issuance, we also entered into an amendment to the Stockholders Agreement with the holders of Preferred Stock. Among other things, the amendment reduced the $100.0 million special dividend threshold set forth in the Stockholders Agreement by an amount equal to the liquidation preference of the additional Preferred Stock ($32.8 million). After further reducing the threshold by annual dividends paid in prior years, the current special dividend threshold is $47.0 million.
Any payment of dividends (annual or special) in the form of cash could significantly impact our financial position and liquidity, including by requiring us to refinance or terminate the Revolving Credit Agreement.
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
The amount we are able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. Notably, the Revolving Credit Agreement contains financial covenants that require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio, a minimum Consolidated Asset Coverage Ratio and minimum Liquidity through maturity (each term as defined in the Revolving Credit Agreement). As of June 30, 2024, we were in compliance with our covenants under the Revolving Credit Agreement, and based on our current plans, we do not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement.
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
As of June 30, 2024, we had outstanding borrowings of $10.0 million and outstanding letters of credit totaling $3.2 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $11.8 million. The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods, and support our working capital position. While we continue to take steps to reduce our outstanding trade payables and improve our working capital position, our liquidity could be negatively affected if we are unable to generate sufficient cash from operations to satisfy outstanding payables and meet our other financial obligations as they come due. Our liquidity could also be negatively affected if we are unable to repay or refinance our outstanding borrowings under the Revolving Credit Agreement upon its maturity in November 2024.
For additional information on the Revolving Credit Agreement, refer to Footnote 6, Debt.
Sale of Common Stock and Warrants
On June 23, 2019, we entered into a Securities Purchase Agreement with CVI pursuant to which we sold to CVI for aggregate gross proceeds of $20.0 million (i) 136,425 shares of Common Stock and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants to initially purchase up to 582,701 shares of Common Stock (the "Private Placement"). On October 14, 2019, we issued 136,425 shares of Common Stock to CVI upon exercise by CVI of the Series C Warrants. As a result of this exercise, the number of shares issuable under our Series A Warrants was increased by 136,425. On January 29, 2020, the Series B-1 Warrants expired unexercised. On August 3, 2020, the Series B-2 Warrants expired unexercised. On June 26, 2024, the Series A Warrants expired unexercised. Refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, stock-based compensation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, deferred tax benefit or provision and change in the fair value of contingent consideration and warrants liability.
Net cash provided by operating activities for the six months ended June 30, 2024 was $15.6 million compared to $16.2 million for the six months ended June 30, 2023. The decrease in cash provided by operating activities was partially attributable to a net decrease in cash generated from operating assets and liabilities, with $0.7 million of cash used for the six months ended June 30, 2024 as compared to $5.5 million of cash provided for the six months ended June 30, 2023, due to lower customer billings and cash receipts in 2024.
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
Net cash used in investing activities for the six months ended June 30, 2024 was $12.1 million compared to $12.0 million for the six months ended June 30, 2023.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2024 was $11.0 million compared to $2.2 million during the six months ended June 30, 2023. The increase in cash used in financing activities was primarily due to the repayment of $6.0 million of the principal amount outstanding under the Revolving Credit Agreement and the payment of the second installment of contingent consideration for our 2021 Shareablee acquisition initially recorded at fair value during the six months ended June 30, 2024.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected (Smart) TV providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected TV data. These agreements have remaining terms of less than one year to seven years. As of June 30, 2024, the total fixed payment obligations related to set-top box and connected TV data agreements are $301.8 million and $28.2 million, respectively.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from less than one year to five years. As of June 30, 2024, the total fixed payment obligation related to these agreements is $43.6 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is less than two years. As of June 30, 2024, the total fixed payment obligation related to this agreement is $21.3 million.
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
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We have interest rate risk for amounts outstanding under our Revolving Credit Agreement, and we have foreign currency exchange rate risk from our global operations.
On May 3, 2024, we entered into an amendment to our Revolving Credit Agreement that, among other things, modified the Applicable Rate definition in the Revolving Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 4.50%.
For additional discussion of the market risk associated with our interest rate and foreign currency risks, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2023 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2024, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
We currently have indebtedness and lease facilities, as well as trade payables, including expenses incurred in prior periods. In addition, we are required to pay annual dividends on our Preferred Stock, and we may incur additional debt for operations or to fund a special dividend to the holders of our Preferred Stock. Moreover, our existing credit facility matures in November 2024, and we do not currently have an agreement in place to extend or refinance the facility upon its maturity. As of the date of this 10-Q, we had borrowings and letters of credit outstanding under the Revolving Credit Agreement totaling $13.2 million. These obligations could require us to use a large portion of our cash flow from operations to service our debt, dividend obligations, and lease facilities and pay accrued expenses. They could also limit our flexibility to invest in our business and adjust to market conditions, which could impact our customer relationships and place us at a competitive disadvantage.
We expect to obtain the funds to pay our expenses and meet our financial obligations from cash flow from our operations and, potentially, from other debt or equity offerings and transactions. Accordingly, our ability to meet our obligations depends on our performance and corporate activities, which will be affected by financial, business, contractual, economic and other factors, some of which are beyond our control. Failure to meet our payment obligations could disrupt our supply of goods and services and impact our reputation, creditworthiness and relations with customers, partners, creditors and holders of our Preferred Stock. It could also lead to costly litigation.
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
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of June 30, 2024, our Preferred Stock was convertible into an aggregate of 4,786,125 shares of Common Stock at the election of the holders. We have also issued 403,342 shares of Common Stock to the selling stockholders of Shareablee (which we acquired in December 2021), and we may elect to pay any deferred consideration due to the Shareablee sellers in 2024 in shares of Common Stock. In addition, in June 2023 our stockholders adopted an amendment to the Certificate of Designations of our Preferred Stock to permit payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock (which would be convertible into shares of Common Stock) or a combination thereof. As of June 30, 2024, accrued dividends for the Preferred Stock totaled $32.6 million. On July 24, 2024, we issued additional shares of Preferred Stock in exchange for the cancellation of accrued dividend obligations totaling $32.8 million.
As of June 30, 2024, 107,229 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 275,617 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including Shareablee plan awards and an employment inducement award we granted in 2021), and 1,046,486 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan.
The issuance of shares of Common Stock (i) upon the conversion of or payment of dividends on our Preferred Stock, (ii) as deferred consideration to the Shareablee sellers, (iii) pursuant to outstanding and future equity awards, or (iv) upon the conversion of other existing or future convertible securities, may result in substantial dilution to each of our stockholders by reducing that stockholder's percentage ownership of our outstanding Common Stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2024
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation of comScore, Inc., dated March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.6
Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.8
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.9
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

3.10
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 18, 2024) (File No. 001-33520)

3.11
Amended and Restated Bylaws of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520)

4.1
Series B Preferred Stockholder Waiver, dated June 27, 2024, from Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed June 28, 2024) (File No. 001-33520)

4.2
Series B Preferred Stockholder Waiver, dated June 27, 2024, from Liberty Broadband Corporation (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed June 28, 2024) (File No. 001-33520)

4.3
Series B Preferred Stockholder Waiver, dated June 27, 2024, from Pine Investor, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed June 28, 2024) (File No. 001-33520)

4.4
Series B Preferred Stockholder Waiver, dated July 23, 2024, from Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

4.5
Series B Preferred Stockholder Waiver, dated July 23, 2024, from Liberty Broadband Corporation (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

4.6
Series B Preferred Stockholder Waiver, dated July 23, 2024, from Pine Investor, LLC (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.1
Third Amendment, dated as of May 3, 2024, to the Credit Agreement among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America N.A. (as Administrative Agent), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 7, 2024) (File No. 001-33520)

10.2*+	Fourth Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan

10.3*	comScore, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 24, 2024) (File No. 001-33520)

10.4*+	Form of comScore, Inc. Cash Incentive Plan Participation Agreement for Employees

10.5
Subscription Agreement, dated July 24, 2024, by and between comScore, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.6
Subscription Agreement, dated July 24, 2024, by and between comScore, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.7
Subscription Agreement, dated July 24, 2024, by and between comScore, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.8
Amended and Restated Stockholders Agreement, dated July 24, 2024, by and among comScore, Inc., Charter Communications Holding Company, LLC, Liberty Broadband Corporation and Pine Investor, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

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
August 9, 2024