Form 10-Q
period 2024-09-30
COMSCORE, INC.
filed 2024-11-12
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 7, 2024, there were 4,890,557 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2024	December 31, 2023
(In thousands, except share and per share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,996	$22,750
Restricted cash	189	186
Accounts receivable, net of allowances of $445 and $614, respectively ($931 and $786 of accounts receivable attributable to related parties, respectively)	55,165	63,826
Prepaid expenses and other current assets	9,583	11,228
Total current assets	84,933	97,990
Property and equipment, net	48,856	41,574
Operating right-of-use assets	14,070	18,628
Deferred tax assets	3,484	2,588
Intangible assets, net	5,750	8,115
Goodwill	247,460	310,360
Other non-current assets	7,909	12,040
Total assets	$412,462	$491,295
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable ($17,862 and $11,996 attributable to related parties, respectively)	$34,277	$30,551
Accrued expenses ($5,439 and $3,781 attributable to related parties, respectively)	28,501	34,422
Contract liabilities ($754 and $1,784 attributable to related parties, respectively)	45,500	48,912
Revolving line of credit	10,000	16,000
Accrued dividends (related parties)	4,424	24,132
Customer advances	8,034	11,076
Current operating lease liabilities	8,417	7,982
Contingent consideration	1,191	4,806
Other current liabilities	3,815	4,680
Total current liabilities	144,159	182,561
Non-current operating lease liabilities	16,605	23,003
Non-current portion of accrued data costs ($24,756 and $21,908 attributable to related parties, respectively)	36,258	32,833
Deferred tax liabilities	—	1,321
Other non-current liabilities	10,706	7,589
Total liabilities	207,728	247,307
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 95,784,903 shares and 82,527,609 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $241,194 as of September 30, 2024, and $228,132 as of December 31, 2023 (related parties)	207,470	187,885
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued or outstanding as of September 30, 2024 or December 31, 2023	—	—
Common stock, $0.001 par value; 13,750,000 shares authorized as of September 30, 2024 and December 31, 2023; 5,228,787 shares issued and 4,890,548 shares outstanding as of September 30, 2024, and 5,093,380 shares issued and 4,755,141 shares outstanding as of December 31, 2023	5	5
Additional paid-in capital	1,713,399	1,696,612
Accumulated other comprehensive loss	(13,282)	(14,110)
Accumulated deficit	(1,472,874)	(1,396,420)
Treasury stock, at cost, 338,239 shares as of September 30, 2024 and December 31, 2023	(229,984)	(229,984)
Total stockholders' equity (deficit)	(2,736)	56,103
Total liabilities, convertible redeemable preferred stock and stockholders' equity (deficit)	$412,462	$491,295
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues (1)	$88,479	$91,000	$261,111	$276,242

Cost of revenues (1) (2) (3)	52,005	50,473	154,025	155,360
Selling and marketing (2) (3)	12,515	14,794	42,691	48,984
Research and development (2) (3)	7,272	8,083	24,412	25,792
General and administrative (2) (3)	11,116	12,928	35,663	39,776
Amortization of intangible assets	764	800	2,365	4,412
Impairment of goodwill	63,000	—	63,000	44,100
Impairment of right-of-use and long-lived assets	1,397	1,502	1,397	1,502
Restructuring	15	353	968	5,455
Total expenses from operations	148,084	88,933	324,521	325,381
(Loss) income from operations	(59,605)	2,067	(63,410)	(49,139)
Other income, net	—	628	651	425
(Loss) gain from foreign currency transactions	(2,223)	1,090	(1,508)	(544)
Interest expense, net	(424)	(426)	(1,440)	(1,141)
(Loss) income before income taxes	(62,252)	3,359	(65,707)	(50,399)
Income tax benefit (provision)	1,622	(741)	2,315	(563)
Net (loss) income	$(60,630)	$2,618	$(63,392)	$(50,962)
Net loss available to common stockholders:
Net (loss) income	$(60,630)	$2,618	$(63,392)	$(50,962)
Convertible redeemable preferred stock dividends (1)	(4,578)	(4,286)	(13,062)	(11,983)
Total net loss available to common stockholders	$(65,208)	$(1,668)	$(76,454)	$(62,945)
Net loss per common share (4):
Basic and diluted	$(12.79)	$(0.34)	$(15.33)	$(13.15)
Weighted-average number of shares used in per share calculation - Common Stock (4):
Basic and diluted	5,098,415	4,885,459	4,986,746	4,785,205
Comprehensive (loss) income:
Net (loss) income	$(60,630)	$2,618	$(63,392)	$(50,962)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	2,925	(2,267)	828	(869)
Total comprehensive (loss) income	$(57,705)	$351	$(62,564)	$(51,831)

(1) Transactions with related parties are included in the line items above as follows. Refer to Footnote 9, Related Party Transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$2,597	$2,856	$7,512	$8,802
Cost of revenues	7,364	7,178	22,964	22,251
Convertible redeemable preferred stock dividends	(4,578)	(4,286)	(13,062)	(11,983)

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation (benefit) expense is included in the line items above as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$(281)	$113	$118	$435
Selling and marketing	(208)	96	71	411
Research and development	(193)	85	92	333
General and administrative	560	747	1,986	2,640
Total stock-based compensation (benefit) expense	$(122)	$1,041	$2,267	$3,819
(4) Adjusted retroactively for the Reverse Stock Split, refer to Footnote 2, Summary of Significant Accounting Policies.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	82,527,609	$187,885	4,755,141	$5	$1,696,612	$(14,110)	$(1,396,420)	$(229,984)	$56,103
Net loss	—	—	—	—	—	—	(1,054)	—	(1,054)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,240)	—	(4,240)
Restricted stock units distributed	—	—	7,780	—	—	—	—	—	—
Exercise of Common Stock options	—	—	33	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(2,684)	—	(46)	—	—	—	(46)
Amortization of stock-based compensation	—	—	—	—	681	—	—	—	681
Settlement of restricted stock unit liability	—	—	—	—	1,895	—	—	—	1,895
Foreign currency translation adjustment	—	—	—	—	—	(1,987)	—	—	(1,987)
Other	—	—	(39)	—	—	—	—	—	—
Balance as of March 31, 2024	82,527,609	$187,885	4,760,231	$5	$1,699,142	$(16,097)	$(1,401,714)	$(229,984)	$51,352
Net loss	—	—	—	—	—	—	(1,708)	—	(1,708)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,244)	—	(4,244)
Restricted stock units distributed	—	—	131,817	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(2,411)	—	(33)	—	—	—	(33)
Amortization of stock-based compensation	—	—	—	—	580	—	—	—	580
Foreign currency translation adjustment	—	—	—	—	—	(110)	—	—	(110)
Balance as of June 30, 2024	82,527,609	$187,885	4,889,637	$5	$1,699,689	$(16,207)	$(1,407,666)	$(229,984)	$45,837
Net loss	—	—	—	—	—	—	(60,630)	—	(60,630)
Convertible redeemable preferred stock, net of issuance costs (1)	13,257,294	19,585	—	—	13,017	—	—	—	13,017
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,578)	—	(4,578)
Restricted stock units distributed	—	—	1,277	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(366)	—	(2)	—	—	—	(2)
Amortization of stock-based compensation	—	—	—	—	695	—	—	—	695
Foreign currency translation adjustment	—	—	—	—	—	2,925	—	—	2,925
Balance as of September 30, 2024	95,784,903	$207,470	4,890,548	$5	$1,713,399	$(13,282)	$(1,472,874)	$(229,984)	$(2,736)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock (2)		Additional Paid-In Capital (2)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	82,527,609	$187,885	4,605,247	$5	$1,690,870	$(15,940)	$(1,300,789)	$(229,984)	$144,162
Net loss	—	—	—	—	—	—	(8,671)	—	(8,671)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,825)	—	(3,825)
Restricted stock units distributed	—	—	14,301	—	—	—	—	—	—
Exercise of Common Stock options	—	—	150	—	3	—	—	—	3
Payments for taxes related to net share settlement of equity awards	—	—	(1,722)	—	(48)	—	—	—	(48)
Amortization of stock-based compensation	—	—	—	—	879	—	—	—	879
Settlement of restricted stock unit liability	—	—	—	—	2,761	—	—	—	2,761
Foreign currency translation adjustment	—	—	—	—	—	1,517	—	—	1,517
Balance as of March 31, 2023	82,527,609	$187,885	4,617,976	$5	$1,694,465	$(14,423)	$(1,313,285)	$(229,984)	$136,778
Net loss	—	—	—	—	—	—	(44,909)	—	(44,909)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(3,872)	—	(3,872)
Restricted stock units distributed	—	—	136,799	—	3	—	—	—	3
Payments for taxes related to net share settlement of equity awards	—	—	(459)	—	(12)	—	—	—	(12)
Amortization of stock-based compensation	—	—	—	—	915	—	—	—	915
Foreign currency translation adjustment	—	—	—	—	—	(119)	—	—	(119)
Balance as of June 30, 2023	82,527,609	$187,885	4,754,316	$5	$1,695,371	$(14,542)	$(1,362,066)	$(229,984)	$88,784
Net income	—	—	—	—	—	—	2,618	—	2,618
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,286)	—	(4,286)
Amortization of stock-based compensation	—	—	—	—	717	—	—	—	717
Foreign currency translation adjustment	—	—	—	—	—	(2,267)	—	—	(2,267)
Balance as of September 30, 2023	82,527,609	$187,885	4,754,316	$5	$1,696,088	$(16,809)	$(1,363,734)	$(229,984)	$85,566
(1) Transactions for these line items were exclusively with related parties. Refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit) and Footnote 9, Related Party Transactions.
(2) Adjusted retroactively for the Reverse Stock Split, refer to Footnote 2, Summary of Significant Accounting Policies.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Operating activities:
Net loss	$(63,392)	$(50,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	63,000	44,100
Depreciation	16,194	14,613
Non-cash operating lease expense	4,031	4,196
Amortization expense of finance leases	2,691	1,268
Amortization of intangible assets	2,365	4,412
Stock-based compensation expense	2,267	3,819
Impairment of right-of-use and long-lived assets	1,397	1,502
Deferred tax benefit	(2,182)	(61)
Other	947	1,140
Changes in operating assets and liabilities:
Accounts receivable	8,399	21,899
Prepaid expenses and other assets	4,722	132
Accounts payable, accrued expenses and other liabilities	588	(2,779)
Contract liabilities and customer advances	(6,172)	(7,013)
Operating lease liabilities	(6,715)	(5,981)
Net cash provided by operating activities	28,140	30,285

Investing activities:
Capitalized internal-use software costs	(18,189)	(16,609)
Purchases of property and equipment	(579)	(1,240)
Net cash used in investing activities	(18,768)	(17,849)

Financing activities:
Payments of line of credit	(6,000)	—
Contingent consideration payment at initial value	(3,704)	(1,037)
Principal payments on finance leases	(2,172)	(1,337)
Other	(266)	(276)
Net cash used in financing activities	(12,142)	(2,650)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	25
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,751)	9,811
Cash, cash equivalents and restricted cash at beginning of period	22,936	20,442
Cash, cash equivalents and restricted cash at end of period	$20,185	$30,253

	As of September 30,
	2024	2023
Cash and cash equivalents	$19,996	$30,067
Restricted cash	189	186
Total cash, cash equivalents and restricted cash	$20,185	$30,253

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of non-cash investing and financing activities:
Issuance of convertible redeemable preferred stock (related parties) (1)	$32,771	$—
Right-of-use assets obtained in exchange for finance lease liabilities	7,861	3,048
Convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	4,424	11,983
Settlement of restricted stock unit liability	1,895	2,761
Change in accounts payable and accrued expenses related to capital expenditures	799	1,170
Right-of-use assets obtained in exchange for operating lease liabilities	—	1,211
(1) The preferred stock issuance was initially recognized at fair value. The Company recorded the initial fair value, net of issuance costs, of $19.6 million within mezzanine equity and the remaining $13.0 million within additional paid-in capital on the Condensed Consolidated Balance Sheet as of September 30, 2024. Refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
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
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 10-K"). The Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2024 or thereafter. All references to September 30, 2024 and 2023 in the Notes to Condensed Consolidated Financial Statements are unaudited.
Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of management's standalone selling price, principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill, intangible and other long-lived assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, the fair value determination of contingent consideration from business combinations, financing-related liabilities and warrants, the initial fair value determination of the 2024 Preferred Stock (as defined below), and the valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.
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
In the third quarter of 2024, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered changes in the Company's stock price, market and equity capitalization, operating results and projections. The Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $63.0 million non-cash impairment charge during the three and nine months ended September 30, 2024.
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
In the third quarter of 2024, the Company performed an analysis related to the execution of a sublease for an office space for which expected cash receipts are less than the disbursements for the primary lease. The Company recorded a $1.4 million non-cash impairment charge related to the ROU asset and associated leasehold improvements for the three and nine months ended September 30, 2024. The fair value of the ROU asset was estimated using an income approach and a discount rate of 9.3%.
In the third quarter of 2023, the Company performed an analysis related to the abandonment of two leased office spaces, which changed the extent and manner for which the ROU assets and related long-lived assets were being used. The Company recorded a non-cash impairment charge of $1.5 million related to the ROU assets for the three and nine months ended September 30, 2023.
Preferred Stock
In January 2021, the Company entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. (together with its affiliate Qurate SCOR, LLC, "Qurate") and Pine Investor, LLC ("Pine") (the "Securities Purchase Agreements") for the issuance and sale of shares of Series B Convertible Preferred Stock, par value $0.001 ("Preferred Stock") described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit). The issuance of the Preferred Stock pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021.
On May 16, 2023, Qurate sold 27,509,203 shares of Preferred Stock to Liberty Broadband Corporation ("Liberty") in a privately negotiated transaction.
On July 24, 2024, the Company issued 13,257,294 additional shares of Preferred Stock (the "2024 Preferred Stock") to the existing holders of Preferred Stock in exchange for cancellation of the Company's obligation to pay accrued dividends totaling $32.8 million to such holders for annual dividend periods ended in 2023 and 2024. Shares of the 2024 Preferred Stock have the same terms and conditions as the Preferred Stock previously issued by the Company. In connection with the issuance of the 2024 Preferred Stock, the Company and the holders of the Preferred Stock also entered into an amendment to the Stockholders Agreement between the parties. Among other things, the amendment reduced the $100.0 million special dividend threshold set forth in the Stockholders Agreement by an amount equal to the liquidation preference of the additional Preferred Stock ($32.8 million). After further reducing the threshold by annual dividends paid in prior years, the current special dividend threshold is $47.0 million.
The Preferred Stock (including the 2024 Preferred Stock) is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of September 30, 2024 because a deemed liquidation event is not considered probable.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability. As of September 30, 2024, the probability of a change of control was determined to be remote and the fair value of the change of control derivative was determined to be negligible.
Other Income, Net
Other income, net represents income and expenses incurred that are generally not recurring in nature or are not part of the Company's normal operations. The following is a summary of the significant components of other income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Change in fair value of warrants liability	$—	$634	$669	$407
Other	—	(6)	(18)	18
Total other income, net	$—	$628	$651	$425
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
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Preferred stock (1)	4,805,301	4,441,099	4,661,642	4,285,418
Stock options and restricted stock units	280,598	290,841	301,595	296,337
Contingent consideration (2)	175,552	401,311	175,552	401,311
Warrants	—	272,851	177,254	272,851
Total	5,261,451	5,406,102	5,316,043	5,255,917
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period (or at the time of issuance, if later).
(2) A contingent consideration liability was recognized as part of the Company's acquisition of Shareablee, Inc. ("Shareablee") in December 2021. The liability payments may be settled in any combination of cash or shares of Common Stock (at the Company's election) based on the volume-weighted average trading price of the Common Stock for the ten trading days prior to the date of each payment. Settlement of this liability in Common Stock could potentially dilute basic earnings per share in future periods. The Company paid the first installment of $3.7 million in cash in 2023 and the second installment of $3.7 million in cash in the first quarter of 2024. The Company calculated a potential anti-dilutive share count for the three and nine months ended September 30, 2024 based on the remaining expected payments totaling $1.2 million and the $6.79 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on September 30, 2024. The Company calculated a potential anti-dilutive share count for the three and nine months ended September 30, 2023 based on the expected payments totaling $4.9 million and the $12.20 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on September 29, 2023.
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
Recent Accounting Guidance Issued But Not Adopted at September 30, 2024
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

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
By solution group:	2024		2023	2024	2023
Content & Ad Measurement
Syndicated Audience	$65,042		$67,946	$193,831	$207,551
Cross-Platform	10,232		7,664	26,252	22,117
Total Content & Ad Measurement	75,274		75,610	220,083	229,668
Research & Insight Solutions	13,205		15,390	41,028	46,574
Total	$88,479	.	$91,000	$261,111	$276,242
The following table presents the Company's revenue disaggregated by geographical market and timing of transfer of products and services. The Company attributes revenue to geographical markets based on the location of the customer.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
By geographical market:	2024	2023	2024	2023
United States	$78,846	$82,192	$233,058	$249,832
Europe	5,456	4,617	15,630	13,845
Latin America	1,758	1,745	5,203	5,170
Canada	1,368	1,408	4,221	4,249
Other	1,051	1,038	2,999	3,146
Total	$88,479	$91,000	$261,111	$276,242

By timing of revenue recognition:
Products and services transferred over time	$77,741	$78,179	$227,416	$234,803
Products and services transferred at a point in time	10,738	12,821	33,695	41,439
Total	$88,479	$91,000	$261,111	$276,242
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	September 30, 2024	December 31, 2023
Accounts receivable, net	$55,165	$63,826
Current and non-current contract assets	5,267	8,833
Current contract liabilities	45,500	48,912
Current customer advances	8,034	11,076
Non-current contract liabilities	977	605
Significant changes in the current contract liabilities balance are as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Revenue recognized that was included in the opening contract liabilities balance	$(46,807)	$(46,883)
Cash received or amounts billed in advance and not recognized as revenue	39,728	43,651
Remaining Performance Obligations
As of September 30, 2024, approximately $200 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 17% of these remaining performance obligations during the remainder of 2024, approximately 48% in 2025, and approximately 23% in 2026, with the remainder recognized thereafter.
4.Goodwill
The Company tests goodwill for impairment annually during the fourth quarter as of October 1, or more frequently when events or changes in circumstances indicate that fair value is below carrying value. In the third quarter of 2024, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered changes in the

Company's stock price, market and equity capitalization, operating results and projections. The Company performed quantitative testing on its reporting unit using a discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs, supported by a market approach. The Company relied in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis. The Company's reporting unit did not pass the goodwill impairment test, and as a result the Company recorded a $63.0 million non-cash impairment charge for the three and nine months ended September 30, 2024.
In the second quarter of 2023, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the decline in the Company's stock price and market capitalization, among other factors. The Company performed quantitative testing on its reporting unit using a discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs, supported by a market approach. The Company relied in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis. The Company's reporting unit did not pass the goodwill impairment test, and as a result the Company recorded a $44.1 million non-cash impairment charge for the nine months ended September 30, 2023.
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2022	$387,973
Impairment charge	(78,200)
Translation adjustments	587
Balance as of December 31, 2023	310,360
Impairment charge	(63,000)
Translation adjustments	100
Balance as of September 30, 2024	$247,460
5.Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)
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
In addition, the holders of Preferred Stock are entitled to request, and the Company will take all actions reasonably necessary to pay, a one-time dividend ("Special Dividend") equal to the highest dividend that the Company's Board determines can be paid at the applicable time (or a lesser amount agreed upon by the holders), subject to additional conditions and limitations set forth in a Stockholders Agreement entered into by the Company and the holders on March 10, 2021 and amended on July 24, 2024 (the "Stockholders Agreement"). As set forth in the Stockholders Agreement, the Company may be obligated to obtain debt financing in order to effectuate the Special Dividend.
At the annual meeting of stockholders of the Company held on June 15, 2023 (the "Annual Meeting"), the Company's stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations of the Preferred Stock. On the same date, each holder of Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by the Company on that date (the "June 2023 Waivers"). Upon receipt of the June 2023 Waivers, the Company's Board elected to defer the June 30, 2023 payment. Under the June 2023 Waivers and the Certificate of Designations, the deferred dividends would accrue and accumulate at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023.
On December 26, 2023, each holder of Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023 (the "December Waivers"). Under the December Waivers and the Certificate of Designations, the deferred dividends would continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before June 30, 2024.
On June 27, 2024, each holder of Preferred Stock further waived its right to receive the deferred dividends on or before June 30, 2024 (the "June 2024 Waivers"). In addition, each holder waived its right to receive on June 30, 2024 the annual dividends otherwise payable on that date for the dividend period ending June 29, 2024. Under the June 2024 Waivers and the Certificate of Designations, the deferred dividends for both periods (2023 and 2024) would continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before July 31, 2024.

2024 Issuance of Preferred Stock
On July 24, 2024 (the "2024 Issuance Date"), the Company issued 13,257,294 shares of Preferred Stock (the "2024 Preferred Stock") to the existing holders of Preferred Stock in exchange for cancellation of the Company's obligation to pay the deferred dividends totaling $32.8 million to such holders for annual dividend periods ended in 2023 and 2024. As of the 2024 Issuance Date, shares of 2024 Preferred Stock were convertible into 662,862 shares of the Company's Common Stock, representing an effective conversion price of $49.438 per share for the canceled dividend obligation.
Shares of 2024 Preferred Stock have the same terms and conditions as the Preferred Stock previously issued by the Company, including that holders are entitled to cumulative dividends at a rate of 7.5% per annum, payable annually in arrears and subject to increase under certain circumstances.
In connection with the issuance, the Company and the holders of Preferred Stock also entered into an amendment to the Stockholders Agreement. Among other things, the amendment reduced the $100.0 million Special Dividend threshold set forth in the Stockholders Agreement by an amount equal to the liquidation preference of the 2024 Preferred Stock ($32.8 million). After further reducing the threshold by annual dividends paid in prior years, the current Special Dividend threshold is $47.0 million.
For purposes of the Condensed Consolidated Financial Statements, the 2024 Preferred Stock issuance was deemed to be a payment of the deferred dividends in the form of Preferred Stock, and the cancellation of the deferred dividend balance constituted an extinguishment of the liability. For extinguishments of a liability, the difference between the requisition price and the net carrying amount of the liability being extinguished should be recognized as a gain or loss when the liability is extinguished. Therefore, the Company estimated the fair value using a binomial lattice model, a form of the income approach, utilizing Level 3 unobservable inputs. The Company used significant inputs and assumptions which included the price and expected volatility of the Common Stock, risk-adjusted discount rate, risk-free rate, expected term, deferred dividends and the timing and probability of a Special Dividend being called and paid as of the 2024 Issuance Date. The Company recorded the fair value of the 2024 Preferred Stock, net of issuance costs of $19.6 million within mezzanine equity. The remaining $13.0 million of the cancelled dividend balance was recognized in additional paid-in capital on the Condensed Consolidated Balance Sheet as of September 30, 2024, because gains in transactions with related parties are recognized as equity contributions.
The Preferred Stock (including the 2024 Preferred Stock) is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. Due to the Reverse Stock Split effected on December 20, 2023, the conversion factor was adjusted to 0.05 pursuant to the Certificate of Designations of the Preferred Stock.
As of September 30, 2024, each share of Preferred Stock (including each share of 2024 Preferred Stock) was convertible into 0.050934 shares of Common Stock, with such assumed conversion rate scheduled to return to 0.05 upon payment of accrued dividends. As of September 30, 2024, no shares of Preferred Stock had been converted into Common Stock, and accrued dividends for the Preferred Stock totaled $4.4 million.
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
The Revolving Credit Agreement had an original borrowing capacity equal to $25.0 million and bore interest on borrowings at a Eurodollar Rate (as defined in the Revolving Credit Agreement) that was based on LIBOR. The Company could also request the issuance of letters of credit under the Revolving Credit Agreement in an aggregate amount up to $5.0 million, which would reduce the amount of available borrowings by the amount of such issued and outstanding letters of credit. The facility originally had a maturity of three years from the closing date of the agreement.
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
On May 3, 2024, the Company entered into a third amendment (the "May 2024 Amendment") to the Revolving Credit Agreement. Among other things, the May 2024 Amendment (i) extended the maturity date of the facility from May 5, 2024 to November 5, 2024; (ii) reduced the Company's aggregate borrowing capacity under the facility from $40.0 million to $25.0 million; (iii) increased the Applicable Rate payable on SOFR-based loans to 4.50%; (iv) increased the minimum Consolidated Asset Coverage Ratio covenant and decreased the minimum liquidity covenant; (v) limited certain Restricted Payments (as defined in the Revolving Credit Agreement) with respect to the Company's equity interests; (vi) required a repayment of $6.0 million to reduce the principal amount outstanding under the Revolving Credit Agreement; (vii) updated certain defined terms in the Revolving Credit Agreement to reflect the May 2023 transfer of shares of Preferred Stock from Qurate to Liberty; and (viii) provided for certain amendment fees, including a fee of 2.0% of aggregate commitments due on the maturity date (November 5, 2024) unless all obligations were paid in full prior to such date.
As of September 30, 2024, the Revolving Credit Agreement required the Company to maintain:
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
The Revolving Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company was in compliance with the covenants under the Revolving Credit Agreement as of September 30, 2024.
The Revolving Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
As of September 30, 2024, the Company had outstanding borrowings of $10.0 million, and issued and outstanding letters of credit of $3.2 million, under the amended Revolving Credit Agreement, with remaining borrowing capacity of $11.8 million. The outstanding borrowings are classified within current liabilities based on the maturity date of the facility.
On November 1, 2024, the Company repaid the outstanding borrowings under the Revolving Credit Agreement. On November 5, 2024, the Company entered into a fourth amendment (the "November 2024 Amendment") to the Revolving Credit Agreement. Among other things, the November 2024 Amendment extended the maturity date with respect to the outstanding letters of credit and reduced the aggregate commitments to equal the outstanding letters of credit ($3.2 million). For additional information about the November 2024 Amendment, refer to Footnote 12, Subsequent Events.
7.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	September 30, 2024				December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability (1)	$—	$1,191	$—	$1,191	$—	$4,806	$—	$4,806
Warrants liability (2)	—	—	—	—	—	—	669	669
Total liabilities	$—	$1,191	$—	$1,191	$—	$4,806	$669	$5,475
(1) The fair value of this liability as of September 30, 2024 and December 31, 2023 is derived from a technique which utilizes market-corroborated inputs that result in classification as a Level 2 fair value measurement as of such date. The contingent consideration liability is classified as current on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

(2) The fair value of this liability was derived from a technique which utilized inputs, certain of which were significant and unobservable, that resulted in classification as a Level 3 fair value measurement. Warrants liability included only the Series A warrants as of December 31, 2023. Warrants liability was classified within other current liabilities on the Condensed Consolidated Balance Sheets. The Series A Warrants expired on June 26, 2024 and there are no warrants outstanding as of September 30, 2024.
There were no changes to the Company's valuation techniques or methodologies during the three and nine months ended September 30, 2024 and 2023.
The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the nine months ended September 30, 2024 and 2023, respectively:

(In thousands)	Warrants Liability
Balance as of December 31, 2023	$669
Total gain recognized due to remeasurement and expiration of warrants (1)	(669)
Balance as of September 30, 2024	$—
(1) The gain due to remeasurement and expiration of warrants was recorded in other income, net, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Series A warrants expired unexercised on June 26, 2024.

(In thousands)	Warrants Liability
Balance as of December 31, 2022	$718
Total gain recognized due to remeasurement (1)	(407)
Balance as of September 30, 2023	$311
(1) The gain due to remeasurement of the warrants liability was recorded in other income, net, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
Fair Value Measurements on a Nonrecurring Basis
The Company recorded a non-cash goodwill impairment charge of $63.0 million for the three and nine months ended September 30, 2024 and $44.1 million for the nine months ended September 30, 2023. Refer to Footnote 4, Goodwill for further details. The remeasurement of goodwill is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit's estimated fair value. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record additional non-cash impairment charges.
The Company recorded the 2024 Preferred Stock of $19.6 million within mezzanine equity and $13.0 million within additional paid-in capital as of September 30, 2024, which was based on the calculated fair value net of issuance costs. Refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit) for further details. The initial measurement of the 2024 Preferred Stock issuance is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a binomial lattice model, a form of the income approach, to determine the fair value of the 2024 Preferred Stock at the 2024 Issuance Date. The Company used significant inputs and assumptions which included the price and expected volatility of the Common Stock, risk-adjusted discount rate, risk-free rate, expected term, deferred dividends and the timing and probability of a Special Dividend being called and paid as of the 2024 Issuance Date.

8.Accrued Expenses

	As of	As of
(In thousands)	September 30, 2024	December 31, 2023
Accrued data costs	$17,543	$15,529
Payroll and payroll-related	6,519	10,604
Professional fees	1,507	2,203
Restructuring accrual	551	1,630
Other	2,381	4,456
Total accrued expenses	$28,501	$34,422
9.Related Party Transactions
Transactions with WPP
As of September 30, 2024 (based on public filings), WPP plc and its affiliates ("WPP") owned 565,968 shares of the Company's outstanding Common Stock, representing 11.6% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenues	$1,789	$2,048	$5,051	$6,472
Cost of revenues	2,240	2,199	6,627	7,322
The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	September 30, 2024	December 31, 2023
Assets
Accounts receivable, net	$705	$525
Liabilities
Accounts payable	$1,983	$1,673
Accrued expenses	333	399
Contract liabilities	430	1,447
Transactions with Charter, Qurate, Liberty and Pine
Through May 15, 2023, Charter, Qurate, and Pine each held 33.3% of the outstanding shares of Preferred Stock. On May 16, 2023, Qurate sold its Preferred Stock to Liberty, and as of September 30, 2024, Charter, Liberty and Pine each hold 33.3% of the outstanding shares of Preferred Stock. Charter, Liberty and Pine are entitled to convert the Preferred Stock into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. As of September 30, 2024 (based on public filings), Pine also owned 109,654 shares of the Company's outstanding Common Stock, representing 2.2% of the outstanding Common Stock. In addition, Charter, Liberty and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement.
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

On July 24, 2024, the Company issued 13,257,294 additional shares of Preferred Stock to the existing holders of Preferred Stock in exchange for cancellation of the Company's obligation to pay the deferred dividends totaling $32.8 million to such holders for annual dividend periods ended in 2023 and 2024. For further information refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
As of September 30, 2024 and December 31, 2023, Charter, Liberty and Pine each owned 31,928,301 and 27,509,203 shares of Preferred Stock, respectively. Accrued dividends to the holders of Preferred Stock as of September 30, 2024 and December 31, 2023 were $4.4 million and $24.1 million, respectively.
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
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenues	$501	$501	$1,543	$1,500
Cost of revenues	5,124	4,979	16,337	14,929
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	September 30, 2024	December 31, 2023
Accounts payable	$15,879	$10,323
Accrued expenses	5,106	3,382
Non-current portion of accrued data costs	24,756	21,908
The Company had no transactions with Pine and Liberty, other than the 2024 Preferred Stock issuance for the three and nine months ended September 30, 2024. In the third quarter of 2023, the Company entered into a finance lease with a third-party vendor that is not a related party. In conjunction with this transaction, the third-party vendor purchased equipment for $2.5 million from a Pine affiliate (related party). The Company had no additional transactions with Pine and no transactions with Liberty for the three and nine months ended September 30, 2023.
The Company recognized revenues of $0.2 million during the three months ended September 30, 2024 and 2023, and $0.6 million during the nine months ended September 30, 2024 and 2023 from transactions with Qurate and its affiliates in the normal course of business as reflected in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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

The following table summarizes costs incurred related to the Restructuring Plan for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Severance and related costs	$(38)	$170	$788	$4,831
Other	53	183	180	624
Total restructuring	$15	$353	$968	$5,455
The table below summarizes the balance of restructuring liability as of September 30, 2024 and December 31, 2023, which is recorded in accrued expenses in the Condensed Consolidated Balance Sheets:

(In thousands)	Severance and Related Costs	Other	Total Restructuring
Balance as of December 31, 2023	$1,524	$106	$1,630
Restructuring expense	788	180	968
Payments	(2,124)	(97)	(2,221)
Other	345	(171)	174
Balance as of September 30, 2024	$533	$18	$551
11.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with multichannel video programming distributors ("MVPDs") and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms of less than one year to seven years. As of September 30, 2024, the total fixed payment obligations related to set-top box and connected television data agreements are $294.9 million and $25.4 million, respectively.
The information set forth below summarizes the contractual obligations, by year, as of September 30, 2024:

(In thousands)
2024 (remaining)	$14,340
2025	56,155
2026	60,522
2027	48,641
2028	40,659
Thereafter	99,971
Total	$320,288
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
12.Subsequent Events
On November 1, 2024, the Company repaid the outstanding principal balance of $10.0 million under the Revolving Credit Agreement. On November 5, 2024, the Company entered into a fourth amendment (the "November 2024 Amendment") to the Revolving Credit Agreement to extend the maturity date with respect to the outstanding letters of credit under the facility to January 31, 2025. The November 2024 Amendment reduced the aggregate lender commitments under the Revolving Credit Agreement to equal the outstanding letters of credit (totaling $3.2 million) and limited the purpose of, and use of proceeds under, the Revolving Credit Agreement to the issuance of letters of credit.
Additionally, the November 2024 Amendment terminated the following financial covenants: (i) the minimum Consolidated Fixed Charge Coverage Ratio, (ii) the minimum Consolidated Asset Coverage Ratio, and (iii) the minimum Liquidity requirement, each as defined in the Revolving Credit Agreement. The November 2024 Amendment maintained the same non-financial covenants, security interest and interest rate as in effect immediately prior to the November 2024 Amendment, each as described in Footnote 6, Debt. Finally, the November 2024 Amendment provided for certain amendment fees, including a fee of $250,000 due on the new maturity date (January 31, 2025) unless all letters of credit are terminated or cash collateralized on or prior to such date.

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
Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income data as a percentage of revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$88,479	100.0%	$91,000	100.0%	$261,111	100.0%	$276,242	100.0%
Cost of revenues	52,005	58.8%	50,473	55.5%	154,025	59.0%	155,360	56.2%
Selling and marketing	12,515	14.1%	14,794	16.3%	42,691	16.3%	48,984	17.7%
Research and development	7,272	8.2%	8,083	8.9%	24,412	9.3%	25,792	9.3%
General and administrative	11,116	12.6%	12,928	14.2%	35,663	13.7%	39,776	14.4%
Amortization of intangible assets	764	0.9%	800	0.9%	2,365	0.9%	4,412	1.6%
Impairment of goodwill	63,000	71.2%	—	—%	63,000	24.1%	44,100	16.0%
Impairment of right-of-use and long-lived assets	1,397	1.6%	1,502	1.7%	1,397	0.5%	1,502	0.5%
Restructuring	15	—%	353	0.4%	968	0.4%	5,455	2.0%
Total expenses from operations	148,084	167.4%	88,933	97.7%	324,521	124.3%	325,381	117.8%
(Loss) income from operations	(59,605)	(67.4)%	2,067	2.3%	(63,410)	(24.3)%	(49,139)	(17.8)%
Other income, net	—	—%	628	0.7%	651	0.2%	425	0.2%
(Loss) gain from foreign currency transactions	(2,223)	(2.5)%	1,090	1.2%	(1,508)	(0.6)%	(544)	(0.2)%
Interest expense, net	(424)	(0.5)%	(426)	(0.5)%	(1,440)	(0.6)%	(1,141)	(0.4)%
(Loss) income before income taxes	(62,252)	(70.4)%	3,359	3.7%	(65,707)	(25.2)%	(50,399)	(18.2)%
Income tax benefit (provision)	1,622	1.8%	(741)	(0.8)%	2,315	0.9%	(563)	(0.2)%
Net (loss) income	$(60,630)	(68.5)%	$2,618	2.9%	$(63,392)	(24.3)%	$(50,962)	(18.4)%

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
Revenues for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$65,042	73.5%	$67,946	74.7%	$(2,904)	(4.3)%
Cross-Platform	10,232	11.6%	7,664	8.4%	2,568	33.5%
Total Content & Ad Measurement	75,274	85.1%	75,610	83.1%	(336)	(0.4)%
Research & Insight Solutions	13,205	14.9%	15,390	16.9%	(2,185)	(14.2)%
Total revenues	$88,479	100.0%	$91,000	100.0%	$(2,521)	(2.8)%
Content & Ad Measurement revenue decreased due to lower revenue from our Syndicated Audience offerings, primarily related to lower renewals of our national TV and syndicated digital products, as well as lower variable cloud computing and processing reimbursements for certain custom TV data set deliveries. This decrease was offset by an increase in Cross-Platform revenue driven by increased usage of our Proximic products.
Research & Insight Solutions revenue decreased primarily due to lower deliveries of certain custom digital products.
Revenues for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$193,831	74.2%	$207,551	75.1%	$(13,720)	(6.6)%
Cross-Platform	26,252	10.1%	22,117	8.0%	4,135	18.7%
Total Content & Ad Measurement	220,083	84.3%	229,668	83.1%	(9,585)	(4.2)%
Research & Insight Solutions	41,028	15.7%	46,574	16.9%	(5,546)	(11.9)%
Total revenues	$261,111	100.0%	$276,242	100.0%	$(15,131)	(5.5)%
Content & Ad Measurement revenue decreased due to lower revenue from our Syndicated Audience offerings, primarily related to lower renewals of our national TV and syndicated digital products, as well as lower variable cloud computing and processing reimbursements for certain custom TV data set deliveries. This decrease was largely offset by an increase in Cross-Platform revenue driven by increased usage of our Proximic products.
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
Cost of revenues for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Data costs	$19,317	21.8%	$17,919	19.6%	$1,398	7.8%
Employee costs	8,582	9.7%	8,763	9.6%	(181)	(2.1)%
Lease expense and depreciation	7,354	8.3%	5,782	6.4%	1,572	27.2%
Systems and bandwidth costs	7,131	8.1%	9,257	10.2%	(2,126)	(23.0)%
Panel costs	3,372	3.8%	2,938	3.2%	434	14.8%
Royalties and resellers	1,870	2.1%	867	1.0%	1,003	115.7%
Sample and survey costs	1,557	1.8%	1,662	1.8%	(105)	(6.3)%
Professional fees	1,464	1.7%	2,049	2.3%	(585)	(28.6)%
Technology	1,090	1.2%	1,003	1.1%	87	8.7%
Other	268	0.3%	233	0.3%	35	15.0%
Total cost of revenues	$52,005	58.8%	$50,473	55.5%	$1,532	3.0%
Lease expense and depreciation increased primarily due to higher depreciation driven by an increase in capitalized internal-use software and finance leases. Data costs increased primarily due to higher data licensing costs to expand our data footprint and data rights. Costs for royalties and resellers increased primarily due to increased sales for products in which we pay royalties. These increases were partially offset by a decrease in systems and bandwidth costs due to lower cloud computing and processing costs attributable to certain custom TV data set deliveries.
Cost of revenues for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Data costs	$57,647	22.2%	$54,126	19.5%	$3,521	6.5%
Employee costs	28,407	10.9%	28,379	10.3%	28	0.1%
Systems and bandwidth costs	20,460	7.8%	28,455	10.3%	(7,995)	(28.1)%
Lease expense and depreciation	19,996	7.7%	16,807	6.1%	3,189	19.0%
Panel costs	9,482	3.6%	10,399	3.8%	(917)	(8.8)%
Professional fees	4,769	1.8%	5,614	2.0%	(845)	(15.1)%
Sample and survey costs	4,735	1.8%	4,888	1.8%	(153)	(3.1)%
Royalties and resellers	4,545	1.7%	2,797	1.0%	1,748	62.5%
Technology	3,201	1.2%	3,104	1.1%	97	3.1%
Other	783	0.3%	791	0.3%	(8)	(1.0)%
Total cost of revenues	$154,025	59.0%	$155,360	56.2%	$(1,335)	(0.9)%
Systems and bandwidth costs decreased primarily due to lower cloud computing and processing costs attributable to certain custom TV data set deliveries. The decrease was partially offset by an increase in data costs primarily due to higher TV data licensing costs to expand our data footprint and data rights. Lease expense and depreciation increased primarily due to higher depreciation driven by an increase in capitalized internal-use software and finance leases. Royalties and resellers costs increased primarily due to increased sales for products in which we pay royalties.
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

Selling and marketing expenses for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$9,691	11.0%	$11,515	12.7%	$(1,824)	(15.8)%
Technology	811	0.9%	796	0.9%	15	1.9%
Professional fees	616	0.7%	808	0.9%	(192)	(23.8)%
Lease expense and depreciation	546	0.6%	815	0.9%	(269)	(33.0)%
Marketing and advertising	479	0.5%	557	0.6%	(78)	(14.0)%
Other	372	0.4%	303	0.3%	69	22.8%
Total selling and marketing expenses	$12,515	14.1%	$14,794	16.3%	$(2,279)	(15.4)%
Employee costs decreased primarily due to a decrease in employee headcount related to our restructuring plan and a decrease in commissions.
Selling and marketing expenses for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$33,127	12.6%	$39,266	14.2%	$(6,139)	(15.6)%
Technology	2,401	0.9%	2,351	0.9%	50	2.1%
Lease expense and depreciation	2,072	0.8%	2,332	0.8%	(260)	(11.1)%
Marketing and advertising	1,979	0.8%	1,662	0.6%	317	19.1%
Professional fees	1,832	0.7%	2,321	0.8%	(489)	(21.1)%
Other	1,280	0.5%	1,052	0.4%	228	21.7%
Total selling and marketing expenses	$42,691	16.3%	$48,984	17.7%	$(6,293)	(12.8)%
Employee costs decreased primarily due to a decrease in employee headcount related to our restructuring plan and a decrease in commissions.
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
Research and development expenses for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$5,252	5.9%	$6,291	6.9%	$(1,039)	(16.5)%
Technology	758	0.9%	823	0.9%	(65)	(7.9)%
Professional fees	702	0.8%	209	0.3%	493	235.9%
Lease expense and depreciation	450	0.5%	645	0.7%	(195)	(30.2)%
Other	110	0.1%	115	0.1%	(5)	(4.3)%
Total research and development expenses	$7,272	8.2%	$8,083	8.9%	$(811)	(10.0)%
Employee costs decreased primarily due to a decrease in employee bonus expense.
Research and development expenses for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$18,132	6.9%	$20,435	7.3%	$(2,303)	(11.3)%
Technology	2,298	0.9%	2,541	0.9%	(243)	(9.6)%
Professional fees	1,919	0.7%	562	0.2%	1,357	241.5%
Lease expense and depreciation	1,725	0.7%	1,833	0.7%	(108)	(5.9)%
Other	338	0.1%	421	0.2%	(83)	(19.7)%
Total research and development expenses	$24,412	9.3%	$25,792	9.3%	$(1,380)	(5.4)%
Employee costs decreased primarily due to an increase in employee compensation that was capitalized in 2024 in relation to capitalized software projects as we allocated more resources to product development, as well as a decrease in employee bonus expense. This decrease was partially offset by an increase in professional fees primarily due to a change in cost allocation to better align costs with the services provided.

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
General and administrative expenses for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$5,307	6.1%	$6,775	7.5%	$(1,468)	(21.7)%
Professional fees	2,949	3.3%	3,408	3.7%	(459)	(13.5)%
Technology	810	0.9%	836	0.9%	(26)	(3.1)%
Lease expense and depreciation	259	0.3%	373	0.4%	(114)	(30.6)%
Other	1,791	2.0%	1,536	1.7%	255	16.6%
Total general and administrative expenses	$11,116	12.6%	$12,928	14.2%	$(1,812)	(14.0)%
Employee costs decreased primarily due to a decrease in employee bonus expense.
General and administrative expenses for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Employee costs	$17,714	6.8%	$20,972	7.6%	$(3,258)	(15.5)%
Professional fees	9,645	3.7%	10,816	3.9%	(1,171)	(10.8)%
Technology	2,503	1.0%	2,539	0.9%	(36)	(1.4)%
Lease expense and depreciation	1,009	0.4%	1,052	0.4%	(43)	(4.1)%
Other	4,792	1.8%	4,397	1.6%	395	9.0%
Total general and administrative expenses	$35,663	13.7%	$39,776	14.4%	$(4,113)	(10.3)%
Employee costs decreased primarily due to a decrease in employee headcount related to our restructuring plan and a decrease in employee bonus expense. Additionally, professional fees decreased primarily due to a decrease in corporate insurance costs.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions. Amortization of intangible assets was $0.8 million and $2.4 million during the three and nine months ended September 30, 2024 and $0.8 million and $4.4 million during the three and nine months ended September 30, 2023, respectively. The decrease of $2.0 million for the nine months ended September 30, 2024 versus the nine months ended September 30, 2023 was primarily due to amortization for certain customer relationships, methodologies and technology intangibles related to our 2016 Rentrak merger reaching the end of their useful lives in 2023.
Organizational Restructuring
We incurred $15 thousand and $1.0 million of restructuring expense during the three and nine months ended September 30, 2024 and $0.4 million and $5.5 million during the three and nine months ended September 30, 2023, respectively, related to the implementation of a restructuring plan that included a workforce reduction communicated in 2022. We expect the 2022 restructuring plan to be substantially complete in 2024. For further information refer to Footnote 10, Organizational Restructuring.
Impairment of Goodwill
In the third quarter of 2024, as a result of changes in our stock price, market and equity capitalization, operating results and projections, we performed an interim impairment review of our goodwill in conjunction with our October 1, 2024 annual testing date. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $63.0 million non-cash impairment charge in the three and nine months ended September 30, 2024.
In the second quarter of 2023, as a result of a decline in our stock price and market capitalization, among other factors, we performed an interim impairment review of our goodwill. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $44.1 million non-cash impairment charge in the nine months ended September 30, 2023. For further information on our goodwill, refer to Footnote 4, Goodwill in this 10-Q and Item 7, "Critical Accounting Estimates" within our 2023 10-K.

Impairment of Right-of-use and Long-lived Assets
In the third quarter of 2024, we recorded an impairment charge of $1.4 million related to certain office space lease right-of-use assets and associated leasehold improvements. The impairment charge was driven by the execution of a sublease for an office space for which expected cash receipts are less than the cash disbursements for the primary lease.
In the third quarter of 2023, we recorded an impairment charge of $1.5 million related to certain office space lease right-of-use assets and related long-lived assets. The impairment charge was driven by our abandonment of certain leased office spaces prior to the end of the lease terms. For further information refer to Footnote 2, Summary of Significant Accounting Policies.
Other Income, Net
Other income, net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. The following is a summary of other income, net for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Change in fair value of warrants liability	$—	$634	$669	$407
Other	—	(6)	(18)	18
Total other income, net	$—	$628	$651	$425
The change in other income, net for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily driven by changes in the fair value of our warrants liability. The gain on the warrants liability for the nine months ended September 30, 2024 was primarily due to a decrease in the trading price of our Common Stock during the first quarter of 2024 and the Series A warrants expiring unexercised in the second quarter of 2024, as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit). The gain on the warrants liability for the three months ended September 30, 2023 was primarily due to a decrease in the trading price of our Common Stock during the quarter. The gain on the warrants liability for the nine months ended September 30, 2023 was primarily due to the decrease in the trading price of our Common Stock during the second and third quarter, offset by an exercise price adjustment during the first quarter of 2023.
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
For the three and nine months ended September 30, 2024, the loss from foreign currency transactions was $2.2 million and $1.5 million, respectively. For the three and nine months ended September 30, 2023, the gain (loss) from foreign currency transactions was $1.1 million and $(0.5) million, respectively. The losses incurred during the three and nine months ended September 30, 2024 were primarily driven by fluctuations in the Euro, Chilean Peso, Brazilian Real, and U.S. Dollar exchange rates. The gain (loss) incurred during the three and nine months ended September 30, 2023 was primarily driven by fluctuations between the Chilean Peso, Euro, and U.S. Dollar exchange rates.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our senior secured revolving credit agreement (the "Revolving Credit Agreement") and our finance leases.
We incurred interest expense, net of $0.4 million during the three months ended September 30, 2024 and 2023, and $1.4 million and $1.1 million during the nine months ended September 30, 2024 and 2023, respectively.
Income Tax Benefit (Provision)
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
For the three months ended September 30, 2024 and 2023, we recorded an income tax benefit of $1.6 million and an income tax provision of $0.7 million, respectively, resulting in effective tax rates of 2.6% and 22.1%, respectively. For the nine months ended September 30, 2024 and 2023, we recorded an income tax benefit of $2.3 million and an income tax provision of $0.6 million, respectively, resulting in effective tax rates of 3.5% and 1.1%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, changes in the valuation allowance against our domestic deferred tax assets and income tax benefit related to the impairment of goodwill. A deferred income tax benefit of $1.8 million and $1.3 million related to the impairment of goodwill is included in the amounts recorded in the three and nine months ended September 30, 2024 and the nine months ended September 30, 2023, respectively.

Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$28,140	$30,285
Net cash used in investing activities	(18,768)	(17,849)
Net cash used in financing activities	(12,142)	(2,650)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	25
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,751)	9,811
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
As of September 30, 2024, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $20.2 million (including $0.2 million in restricted cash), cash flows from our operations, and amounts available to us under our Revolving Credit Agreement, as described below.
On May 3, 2024, we entered into an amendment to the Revolving Credit Agreement. Among other things, the amendment extended the maturity date of the facility from May 5, 2024 to November 5, 2024 and reduced our aggregate borrowing capacity under the Revolving Credit Agreement from $40.0 million to $25.0 million. The amendment also limited our ability to make certain restricted payments (including dividends) with respect to our equity interests and required a repayment of $6.0 million to reduce the principal amount outstanding under the Revolving Credit Agreement. As of September 30, 2024, after taking into account the $6.0 million repayment, we had outstanding borrowings of $10.0 million and outstanding letters of credit totaling $3.2 million under the Revolving Credit Agreement, leaving a remaining borrowing capacity of $11.8 million.
On November 1, 2024, we repaid the outstanding principal balance of $10.0 million under the Revolving Credit Agreement. On November 5, 2024, we entered into an amendment to the Revolving Credit Agreement to extend the maturity date with respect to the outstanding letters of credit under the facility to January 31, 2025. The amendment reduced the aggregate lender commitments under the Revolving Credit Agreement to equal the outstanding letters of credit (totaling $3.2 million) and limited the purpose of, and use of proceeds under, the Revolving Credit Agreement to the issuance of letters of credit. We are evaluating alternative financing options for the Company, including a replacement of the Revolving Credit Agreement, and have engaged outside advisors to assist in our evaluation.
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
Macroeconomic Factors
In recent years, macroeconomic challenges such as inflation, rising interest rates, capital market disruptions and recession concerns have caused some advertisers to reduce or delay advertising expenditures. These declines have had a direct impact on demand for our products, particularly those that are tied to discretionary advertising spend. We expect that softness in the advertising market will continue to affect our business through the end of 2024 and into 2025. Although we cannot quantify the impact of macroeconomic factors on our future results, any worsening of ad market conditions could negatively impact our financial position and liquidity.
Preferred Stock
On March 10, 2021, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the issuance totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain specified circumstances (including in connection with the dividend waivers described below). In addition, such holders are entitled to request, and we must take all actions reasonably necessary to pay, a one-time special dividend on the Preferred Stock equal to the highest dividend that our Board of

Directors determines can be paid at the applicable time (or a lesser amount agreed by the holders), subject to additional conditions and limitations described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit). We may be obligated to obtain debt financing in order to effectuate the special dividend, which could significantly impact our financial position and liquidity depending on the timing and scope of the dividend payment and related financing.
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
On July 24, 2024, we issued 13,257,294 additional shares of Preferred Stock (the "2024 Preferred Stock") to the existing holders of Preferred Stock in exchange for cancellation of our obligation to pay the deferred dividends described above, which totaled $32.8 million on the issuance date. As of July 24, 2024, the 2024 Preferred Stock was convertible into 662,862 shares of our Common Stock, representing an effective conversion price of $49.438 per share for the canceled dividend obligation. The 2024 Preferred Stock has the same terms and conditions as the Preferred Stock previously issued, including that holders are entitled to cumulative dividends at a rate of 7.5% per annum, payable annually in arrears and subject to increase under certain circumstances.
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
As of September 30, 2024, each share of Preferred Stock (including each share of 2024 Preferred Stock) was convertible into 0.050934 shares of Common Stock, with such conversion rate scheduled to return to 0.05 upon payment of accrued dividends.
Any payment of dividends (annual or special) in the form of cash could significantly impact our financial position and liquidity.
Revolving Credit Agreement
On May 5, 2021, we entered into the Revolving Credit Agreement. As of September 30, 2024, the Revolving Credit Agreement provided a borrowing capacity equal to $25.0 million, which was reduced from $40.0 million on May 3, 2024. We could also request the issuance of letters of credit under the Revolving Credit Agreement in an aggregate amount up to $5.0 million, which would reduce the amount of available borrowings by the amount of such issued and outstanding letters of credit.
On May 3, 2024, we entered into an amendment to the Revolving Credit Agreement that, among other things, (i) extended the maturity date of the facility from May 5, 2024 to November 5, 2024; (ii) reduced our borrowing capacity from $40.0 million to $25.0 million; (iii) increased the Applicable Rate payable on SOFR-based loans to 4.50%; (iv) revised certain financial covenants; (v) limited certain restricted payments (including dividends) with respect to our equity interests; (vi) required a repayment of $6.0 million to reduce the principal amount outstanding under the facility; and (vii) provided for certain amendment fees, including a fee of 2.0% of aggregate commitments due on the maturity date unless all obligations were paid in full prior to such date.
As of September 30, 2024, we had outstanding borrowings of $10.0 million and outstanding letters of credit totaling $3.2 million under the Revolving Credit Agreement. The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods, and support our working capital position.
On November 1, 2024, we repaid the outstanding principal balance of $10.0 million under the Revolving Credit Agreement. On November 5, 2024, we entered into an amendment to the Revolving Credit Agreement to extend the maturity date with respect to the outstanding letters of credit under the facility to January 31, 2025. The amendment reduced the aggregate lender commitments under the Revolving Credit Agreement to equal the outstanding letters of credit (totaling $3.2 million) and limited the purpose of, and use of proceeds under, the Revolving Credit Agreement to the issuance of letters of credit. Additionally, the amendment terminated the following financial covenants: (i) the minimum Consolidated Fixed Charge Coverage Ratio, (ii) the minimum Consolidated Asset Coverage Ratio, and (iii) the minimum Liquidity requirement, each as defined in the Revolving Credit Agreement. The amendment maintained the same non-financial covenants, security interest and interest rate as in effect immediately prior to the amendment. Finally, the amendment provided for certain amendment fees, including a fee of $250,000 due on the new maturity date (January 31, 2025) unless all letters of credit are terminated or cash collateralized on or prior to such date.

While we continue to take steps to obtain alternative financing, reduce our outstanding trade payables and improve our working capital position, our liquidity could be negatively affected if we are unable to generate sufficient cash from operations to satisfy outstanding payables and meet our other financial obligations as they come due, or if we are unable to secure alternative financing (including a replacement for the Revolving Credit Agreement) on acceptable terms or at all.
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
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, stock-based compensation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of right-of-use and long-lived assets and goodwill, deferred tax benefit and change in the fair value of contingent consideration and warrants liability.
Net cash provided by operating activities for the nine months ended September 30, 2024 was $28.1 million compared to $30.3 million for the nine months ended September 30, 2023. The decrease in cash provided by operating activities was partially attributable to a net decrease in cash generated from operating assets and liabilities, with $0.8 million of cash provided for the nine months ended September 30, 2024 as compared to $6.3 million of cash provided for the nine months ended September 30, 2023, primarily due to lower customer billings and cash receipts in 2024.
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
Net cash used in investing activities for the nine months ended September 30, 2024 was $18.8 million compared to $17.8 million for the nine months ended September 30, 2023. The increase in cash used in investing activities was primarily due to an increase in cash paid for capitalized internally developed software as we increased our focus on product development and innovation in 2024.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2024 was $12.1 million compared to $2.7 million during the nine months ended September 30, 2023. The increase in cash used in financing activities was primarily due to the repayment of $6.0 million of the principal amount outstanding under the Revolving Credit Agreement and the payment of the second installment of contingent consideration for our 2021 Shareablee acquisition initially recorded at fair value during the nine months ended September 30, 2024.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected (Smart) TV providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected TV data. These agreements have remaining terms of less than one year to seven years. As of September 30, 2024, the total fixed payment obligations related to set-top box and connected TV data agreements are $294.9 million and $25.4 million, respectively.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from less than one year to five years. As of September 30, 2024, the total fixed payment obligation related to these agreements is $39.6 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is less than two years. As of September 30, 2024, the total fixed payment obligation related to this agreement is $17.5 million.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities, dividend payment obligations, and expenses from ongoing compliance efforts and legal matters. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from cost-reduction initiatives undertaken by our management, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. We may also be required to raise additional funds in order to pay dividends to holders of our Preferred Stock, as described above. Our history of net losses, as well as disruption and volatility in global capital and credit markets, could impact our ability to access capital resources on terms acceptable to us or at all. If we issue additional equity securities in order to raise additional funds, pay dividends or for other purposes, further dilution to existing stockholders may occur.

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
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We have foreign currency exchange rate risk from our global operations.
For additional discussion of our market risk associated with foreign currency exchange rates, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2023 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2024, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
If our cash flow and capital resources prove inadequate to allow us to meet outstanding trade payables, pay the interest and principal on our debt when due, invest in our business and meet our other financial obligations, we could face substantial liquidity challenges and might be required to dispose of material assets or operations, obtain alternative financing (which we may be unable to do on acceptable terms) or forego attractive business opportunities. In addition, the terms of our existing or future financing agreements and Preferred Stock may restrict us from pursuing these alternatives. Failure to meet our financial obligations could have significant consequences including, potentially, forcing us into bankruptcy or liquidation.
Our outstanding securities, the stock or securities that we may issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of September 30, 2024, our Preferred Stock was convertible into an aggregate of 4,878,720 shares of Common Stock at the election of the holders. We have also issued 403,342 shares of Common Stock to the selling stockholders of Shareablee (which we acquired in December 2021), and we may elect to pay any deferred consideration due to the Shareablee sellers in 2024 in shares of Common Stock. In addition, in June 2023 our stockholders adopted an amendment to the Certificate of Designations of our Preferred Stock to permit payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock (which would be convertible into shares of Common Stock) or a combination thereof.
As of September 30, 2024, 99,469 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 381,658 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including Shareablee plan awards and an employment inducement award we granted in 2021), and 837,438 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2024

On July 24, 2024, we issued 13.3 million shares of Preferred Stock to the existing holders of Preferred Stock in exchange for cancellation of our obligation to pay accrued dividends totaling $32.8 million to such holders for annual dividend periods ended in 2023 and 2024. The shares of Preferred Stock and Common Stock issuable upon conversion of the Preferred Stock that were, or will be, issued as part of or following this issuance, as applicable, were, or will be, issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Additional information required by Item 701 of Regulation S-K was previously included in our Current Report on Form 8-K filed on July 25, 2024.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
(a) On November 1, 2024, we repaid the outstanding principal balance of $10.0 million under the Revolving Credit Agreement. On November 5, 2024, we entered into an amendment to the Revolving Credit Agreement by and among the Company, as borrower, our subsidiaries from time to time party thereto, as guarantors, Bank of America, N.A., as administrative agent, and the lenders from time to time party thereto (the "November 2024 Amendment"). Among other things, the November 2024 Amendment extended the maturity date with respect to the outstanding letters of credit under the Revolving Credit Agreement to January 31, 2025. The November 2024 Amendment reduced the aggregate lender commitments under the Revolving Credit Agreement to equal the outstanding letters of credit (totaling $3.2 million) and limited the purpose of, and use of proceeds under, the Revolving Credit Agreement to the issuance of letters of credit.
Additionally, the November 2024 Amendment terminated the following financial covenants: (i) the minimum Consolidated Fixed Charge Coverage Ratio, (ii) the minimum Consolidated Asset Coverage Ratio, and (iii) the minimum Liquidity requirement, each as defined in the Revolving Credit Agreement. The November 2024 Amendment maintained the same non-financial covenants, security interest and interest rate as in effect immediately prior to the November 2024 Amendment, each as described in Footnote 6, Debt. Finally, the November 2024 Amendment provided for certain amendment fees, including a fee of $250,000 due on the new maturity date (January 31, 2025) unless all letters of credit are terminated or cash collateralized on or prior to such date.
The foregoing summary of the November 2024 Amendment is qualified in its entirety by reference to the full text of the November 2024 Amendment, a copy of which is attached as Exhibit 10.5 to this 10-Q.
(c) During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation of comScore, Inc., dated March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.6
Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.8
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.9
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

3.10
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 18, 2024) (File No. 001-33520)

3.11
Amended and Restated Bylaws of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520)

4.1
Series B Preferred Stockholder Waiver, dated July 23, 2024, from Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

4.2
Series B Preferred Stockholder Waiver, dated July 23, 2024, from Liberty Broadband Corporation (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

4.3
Series B Preferred Stockholder Waiver, dated July 23, 2024, from Pine Investor, LLC (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.1
Subscription Agreement, dated July 24, 2024, by and between comScore, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.2
Subscription Agreement, dated July 24, 2024, by and between comScore, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.3
Subscription Agreement, dated July 24, 2024, by and between comScore, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.4
Amended and Restated Stockholders Agreement, dated July 24, 2024, by and among comScore, Inc., Charter Communications Holding Company, LLC, Liberty Broadband Corporation and Pine Investor, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.5+
Fourth Amendment, dated as of November 5, 2024, to the Credit Agreement among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America N.A. (as Administrative Agent), and the lenders party thereto

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
November 12, 2024