Form 10-K
period 2024-12-31
COMSCORE, INC.
filed 2025-03-06
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
Form 10-K
__________________________________________________________________
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $55.0 million (based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date). Solely for purposes of this disclosure, shares of the registrant's common stock held by executive officers and directors and each person who owned 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 28, 2025, there were 4,913,077 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant's Proxy Statement with respect to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days following the end of the registrant's fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K.

COMSCORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2024

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
Unless the context requires otherwise, references in this 10-K to "Comscore," "we," "us," the "Company" and "our" refer to comScore, Inc. and its consolidated subsidiaries. We have registered trademarks around the globe, including Unified Digital Measurement®, UDM®, vCE®, Metrix®, Proximic®, XMedia®, Comscore Campaign Ratings®, Total Home Panel®, Essentials®, Box Office Essentials®, OnDemand Essentials®, and TV Essentials®. This 10-K also contains additional trademarks and trade names of our company and our subsidiaries. We file and maintain trademark protection for our products and services. All trademarks and trade names appearing in this 10-K are the property of their respective holders.
Overview
We are a global information and analytics company that measures advertising, content, and the consumer audiences of each, across media platforms. We create our products using a global data platform that combines information on digital platforms (connected televisions, mobile devices, tablets and computers), televisions, direct to consumer applications, and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods enables a common standard for buyers and sellers to transact on advertising. This helps companies across the media ecosystem better understand and monetize their audiences and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide audience ratings, advertising verification and granular consumer segments that describe hundreds of millions of consumers. Our customers include digital publishers, television networks, movie studios, content owners, brand advertisers, agencies and technology providers.
The platforms we measure include televisions, mobile devices, computers, tablets, connected TV ("CTV") devices and movie theaters. The information we analyze crosses geographies, types of content and activities, including websites, mobile and over-the-top applications, video games, television and movie programming, e-commerce and advertising.
We are a Delaware corporation headquartered in Reston, Virginia with principal offices located at 11950 Democracy Drive, Suite 600, Reston, VA 20190. Our telephone number is 703-438-2000.
Recent Key Developments
Entry into New Credit Agreement
On December 31, 2024, we entered into a senior secured financing agreement (the "Credit Agreement") with Blue Torch Finance LLC. The Credit Agreement has a term of four years and matures in December 2028.
The Credit Agreement provides a borrowing capacity of $60.0 million, consisting of a $45.0 million term loan that was fully funded at closing and a $15.0 million revolving credit facility that was unfunded at closing. Initial proceeds from the Credit Agreement were used to resolve our aged accounts payable, cash collateralize our outstanding letters of credit, pay transaction fees and expenses, and strengthen our cash position.
Refer to Footnote 5, Debt, of the Notes to Consolidated Financial Statements for additional information on the Credit Agreement, including various covenants applicable to our business.
Amendment and Termination of Prior Credit Agreement
On May 3, 2024, we entered into an amendment to our prior credit agreement with Bank of America, N.A. (the "Prior Credit Agreement"). Among other things, the amendment extended the maturity date of the facility, reduced our aggregate borrowing capacity under the facility, and increased the interest rate payable under the facility.
On November 1, 2024, we repaid the outstanding principal balance of $10.0 million under the Prior Credit Agreement. On November 5, 2024, we entered into another amendment to the Prior Credit Agreement to extend the maturity date with respect to the outstanding letters of credit under the facility and reduce the aggregate lender commitments to equal the outstanding letters of credit.
On December 31, 2024, we terminated the Prior Credit Agreement. As described above, we used a portion of proceeds from the new Credit Agreement to cash collateralize our outstanding letters of credit under the Prior Credit Agreement. We had no other borrowings outstanding under the Prior Credit Agreement on the termination date.
Refer to Footnote 5, Debt, of the Notes to Consolidated Financial Statements for additional information on the Prior Credit Agreement.

Preferred Stock Issuance
On July 24, 2024, we issued 13,257,294 additional shares of Series B Convertible Preferred Stock, par value $0.001 per share ("Preferred Stock") to the existing holders of Preferred Stock in exchange for cancellation of our obligation to pay accrued dividends totaling $32.8 million to such holders for annual dividend periods ended in 2023 and 2024. The additional shares of Preferred Stock have the same terms and conditions as the Preferred Stock previously issued by us. In connection with the issuance, we also entered into an amendment to our Stockholders Agreement with the holders of Preferred Stock. Among other things, the amendment reduced the $100.0 million special dividend threshold set forth in the Stockholders Agreement by the liquidation preference of the additional Preferred Stock ($32.8 million). After further reducing the threshold by annual dividends paid in prior years, the current special dividend threshold is $47.0 million.
Refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit), of the Notes to Consolidated Financial Statements for further information on the 2024 issuance of Preferred Stock.
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
•We integrate many of our services with programmatic advertising platforms.
•We utilize knowledgeable in-house industry analysts that span verticals such as pharmaceuticals, media, finance, consumer packaged goods and political information to add value to our data.
•We have created an opt-in Total Home Panel®, which can capture data that runs through a home's internet connection. This expands our intelligence to include such activity as game console and Internet of Things ("IOT") device usage.
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

Data Science and Management
The ability to integrate, manage and transform massive amounts of data is core to our company. We continue to invest in technologies to enable large-scale measurement with protection of consumer privacy and attractive economics. Our systems contain multiple redundancies and advanced distributed processing technologies. We have created innovations such as:
•Our Unified Digital Measurement® ("UDM") methodology, which allows us to combine person-centric panel data with website server data. We believe this gives our customers greater accuracy, granularity and relevance in audience measurement.
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
Our products and services are organized around two solution groups:
•    Content & Ad Measurement represents the measurement portion of our business - measuring audiences across content and advertisements for linear TV, CTV, desktops, laptops, tablets and mobile devices. Product offerings reported in this solution group include our legacy subscription-based syndicated offerings that measure audiences for linear TV (national and local), digital and streaming, as well as theatrical box office receipts. Also included in this solution group are our transaction-based cross-platform products, Proximic® by Comscore ("Proximic"), our Activation solution suite, and Comscore Campaign Ratings® ("CCR"). These syndicated and cross-platform products are used as currency to plan and execute ad campaigns, measure the outcome of ad campaigns, optimize ad campaigns that are in-flight, activate programmatic campaigns, and make content easier for programmatic advertisers to reach.
•    Research & Insight Solutions represents the custom solutions we provide that are tailored to our clients' specific needs. These offerings include custom TV, digital and cross-platform data feeds, as well as other data integrations. They also include our survey business, our Consumer Brand Health business, and other bespoke research, data and insight deliverables that help our clients better understand their business, competitive landscape, clients and market.

We categorize our revenue along these two solution groups; however, our cost structure is tracked at the corporate level and not by our solution groups. These shared costs include employee costs, purchased data, operational overhead, data storage and technology that supports multiple solution groups.
Content & Ad Measurement - Syndicated Audience products and services include:
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
•Video Metrix Multi-Platform, which delivers unduplicated measurement of digital video consumption across computer, smartphone, tablet and CTV devices and provides TV-comparable reach and engagement metrics, as well as audience demographics.
•Plan Metrix, which provides an understanding of consumer lifestyle, buying and other consumption habits, online and offline, by integrating attitudes and interests with online behavior and provides customers with insight into patterns and trends needed to develop and execute advertising and marketing campaigns.
•Cross-Platform Content Ratings, which provide a deduplicated view of audiences' media consumption across TV, digital, CTV and social platforms.
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
Content & Ad Measurement - Cross-Platform products and services include:
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
Research & Insight Solutions products and services include:
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
Research and Development
Our research and development activities span our business of media and cross-platform measurement, encompassing data collection, data science, analytical application development and product delivery. We continue to focus on enhancing our coverage and scale, precision and granularity across diverse types of media, devices and geographies using our census, panel and other data assets.
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
Recent Product Innovation
Engineering Products for a Privacy Centric World
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
We continue to innovate and adapt our methodologies to lead the transition to a more privacy-centric world. A key component is leveraging our capabilities in panels, which we believe give us a competitive advantage in digital and cross-platform management. In parallel, our work with existing and new partners to collaborate and test emerging solutions is intended to expand the reach of our large-scale integrations. We are creating measurement innovations designed to produce stronger products engineered for privacy-first methodologies.
Comscore Predictive Audiences
With signal loss from evolving privacy laws and third-party cookie deprecation across many environments, advertisers need bold new solutions to ensure their campaigns continue to reach the right audiences without interruption. In response to this need, we launched Predictive Audiences – an ID-free targeting capability that enables advertisers to reach audiences based on granular consumer behavior through privacy-friendly contextual signals. This solution delivers scale and precision beyond what was previously available in the industry, and can be used across digital, mobile, and CTV campaigns.
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
•Data Processing - traffic and content categorization, demographic attribution, ad effectiveness measurement, data overlap and fusion, invalid traffic detection, data weighting, projection and processing of return path data, and personification of viewership data.
Trademarks
We file and maintain trademark protection for our products and services. We rely on trademarks and service marks to protect our intellectual property assets and believe these are important to our marketing efforts and the competitive value of our products and services. We have registered trademarks around the globe, including Unified Digital Measurement®, UDM®, vCE®, Metrix®, Proximic®, XMedia®, Comscore Campaign Ratings®, Total Home Panel®, Essentials®, Box Office Essentials®, OnDemand Essentials®, and TV Essentials®. This 10-K also contains additional trademarks and trade names of our Company and our subsidiaries. All trademarks and trade names appearing in this 10-K are the property of their respective holders.
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
Competition
The market for audience and advertising measurement products is highly competitive and is evolving rapidly. We compete primarily with other providers of media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:
•Full-service market research firms;
•Television measurement competitors, including traditional incumbents and emerging startups;
•Companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media;
•Online advertising companies that provide measurement of online ad effectiveness and ad delivery used for billing purposes;
•Companies that provide digital advertising technology point solutions;
•Companies that provide audience and content measurement, programmatic targeting and competitive intelligence across digital platforms;
•Analytical services companies that provide customers with detailed information about behavior on their own websites;
•Companies that report Smart TV data; and
•Companies that provide consumers with TV and digital services, including cable and satellite TV providers.
We compete based on the following principal factors:
•The ability to provide accurate measurement of digital audiences across multiple digital platforms;
•The ability to provide TV audience measurement based on large-scale data that increases accuracy and reduces variability;
•The ability to provide deduplicated audience and content measurement across platforms;
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
Government Regulation and Privacy
Data security and privacy laws apply to our various businesses. We have programs in place to detect, contain and respond to data security incidents; however, increasing technology risks or unauthorized users who successfully breach our network security could misappropriate or misuse our proprietary information or cause interruptions in our services. Many countries have data protection laws with different requirements than those in the U.S., and many states in the U.S. have or are developing their own data protection and privacy requirements, including requirements governing the use and disclosure of AI capabilities. This evolving framework has resulted, and may continue to result, in inconsistent requirements and differing interpretations across jurisdictions.
Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. A number of laws have come into effect over the past decade, and there are proposals pending before federal, state and foreign legislative and regulatory bodies that have affected and are likely to continue to affect our business. For example, the European Union's ("EU") General Data Protection Regulation, or GDPR, has imposed more stringent EU data protection requirements with greater penalties for noncompliance. In addition, regulators in the EU, the U.S. and elsewhere have increasingly focused on transparency, consent, consumer choice and the collection of data using tracking technologies. In the EU, cross-border data transfers are increasingly scrutinized to ensure compliance, and there have been expanded enforcement efforts in this area. A number of U.S. states have also adopted comprehensive privacy laws governing the collection and use of personal information, with more expected in 2025 and beyond. These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and impose new and complex requirements on our business. Failure to comply with these laws or other privacy, data collection, data transfer, disclosure or consent requirements, could result in substantial penalties and reputational harm.
We also monitor actions by the Federal Communications Commission, the Federal Trade Commission, and their state and foreign counterparts, including regulatory developments relating to data security, privacy and AI as well as developments affecting Internet Service Providers, advertisers and other industry participants more broadly.
Human Capital Management
Our management of human capital is essential to the success of our company, and our management team is actively engaged in developing a strong, engaged team to execute on our business plans.
As of January 31, 2025, we had approximately 1,200 employees. Our employee population, which is comprised 93% of full-time employees and 7% of part-time employees, is dispersed across the globe, as outlined below as of December 31, 2024.

Percent of Employees
North America	59%
Asia-Pacific Rim	20%
Europe	12%
Latin America	9%
The following table outlines the percentage of employees in different functional areas as of December 31, 2024:

Percent of Employees
Product and Technology	56%
Sales and Service	17%
Movies	17%
General and Administrative	10%

Employee Engagement & Retention
The development, attraction and retention of talent is critical to the success of our business. We focus on building employee engagement; developing a positive culture of trust, transparency, learning, and involvement; and providing competitive pay and benefits structures to attract and retain employees and protect the intellectual capital that we have built. We regularly review our employee turnover and satisfaction rates, and develop strategies and tactics to improve employee engagement and retention. On average, employee tenure is approximately six years, and more than 10% of our employees have been employed by our company for more than ten years.
We seek to attract and retain the best talent from a diverse group of sources around the world, in order to meet our current and future staffing needs. In addition to a robust employee referral practice and independent outreach, we have developed relationships with universities, professional associations, and industry alliances to further increase our outreach and talent pool. In 2024, our company conducted hiring in North America, Europe, India, and Latin America.
Where feasible within the countries in which we operate, we provide a competitive and varied portfolio of healthcare, wellness, financial, and other benefit offerings to suit the diverse needs and lifestyles of our employees. Within the United States, 84% of our eligible employee population was enrolled in one of our healthcare plans as of December 31, 2024.
We provide virtual, on-demand learning opportunities to all employees, and we also develop and deliver custom learning programs to meet specific business needs and employee interests. In 2024, approximately 65% of our employees participated in learning activities through the on-demand portal.
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
Work Environment
We believe we have created a work environment that represents our commitment to safety and wellness. We provide both system and technology capability as well as personal support, including wellness activities and resources, social activities, and support for working parents. Supporting the person, not just the "worker," allows us to maintain business operations without endangering employees or customers. We had no safety incidents reported in 2024.
Diversity and Inclusion
We strive to build and develop a workforce that reflects diversity, equity, and inclusion at all levels of the organization in accordance with applicable law. Our view is that our culture of involvement and appreciation of different backgrounds and perspectives enables us to more fully develop and leverage the strengths of our workforce to serve our customers and meet our business objectives. We place a high value on inclusion and employee-led opportunities across the Company, including Employee Resource Groups ("ERGs") which are sponsored by senior leadership but are developed and maintained by diverse groups of employees who share or champion common interests, representations, or causes. Membership in ERGs is open to all employees. We currently have ERGs in support of LGBTQ+ persons, people of color, women, emerging professionals, parents and caregivers, and remote workers. We have amplified our conversation and actions relating specifically to inclusion and diversity over recent years, taking a more active executive stance and implementing learning and development initiatives, additional ERGs, and expanded employee gatherings and activities.
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
Executive Officers and Directors
Executive Officers and Executive Director
Jonathan (Jon) Carpenter has served as our Chief Executive Officer since July 2022 and as a director since June 2024. Mr. Carpenter was our Chief Financial Officer and Treasurer from November 2021 to July 2022. He previously served as Chief Financial Officer of Publishers Clearing House, a direct marketing and media company, from June 2016 until November 2021. Prior to Publishers Clearing House, he served in divisional CFO roles for Nielsen Company, Sears Holdings and NBC Universal. He began his career with General Electric in the GE Financial Management Program. Mr. Carpenter holds a bachelor's degree in economics from the University of Vermont.
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
Gregory (Greg) Dale has served as our Chief Operating Officer since August 2022 and was our General Manager, Digital from December 2021 to August 2022. Mr. Dale previously served as Chief Operating Officer of Shareablee, Inc., a social media marketing analytics company, from July 2018 through our acquisition of Shareablee in December 2021. Prior to Shareablee, he was Chief Operating Officer of Persado, an artificial intelligence-based marketing content platform, from 2016 to 2018. Mr. Dale previously held senior roles with Comscore from 1999 to 2016, and prior to that, worked with data and analytics firm Information Resources, Inc. He holds a bachelor's degree from Purdue University.
Non-Executive Directors
Dr. Nana Banerjee brings extensive experience in leading, innovating, and scaling analytics and technology businesses globally. Dr. Banerjee has served as a Comscore director since March 2021 and was Chairman of the Board from July 2022 to September 2024. Dr. Banerjee served as President and CEO and a member of the Board of Directors of Pelmorex Corp., a global climate analytics and public safety alerting company, from April 2023 to January 2025. He previously served as a senior advisor to the CEO of Cerberus Capital Management, a private equity firm, from September 2021 until April 2023. He also served on the Board of multiple Cerberus portfolio companies. From March 2020 to September 2021, he served as a Senior Managing Director of Cerberus Global Technology Solutions. Prior to joining Cerberus, he served as the President and CEO of McGraw-Hill, an education solutions company, and as a member of its Board of Directors. Previously, he was Group President and an Executive Officer of Verisk Analytics, a data analytics company, with responsibility for its high-growth businesses as well as oversight responsibility for its joint data and development environment and its centralized AI and advanced analytics organizations. He joined Verisk as part of its acquisition of Argus Information and Advisory Services, where he was CEO, and co-president and chief operating officer in prior roles. In other prior roles, Dr. Banerjee served as head of Citibank's credit card business in the United Kingdom and as vice president of marketing and analytics at GE Capital. Dr. Banerjee has a Ph.D. in applied mathematics from the State University of New York, an M.S. degree in mathematics from the Indian Institute of Technology, Delhi, and a B.S. degree with honors in mathematics from St. Stephens College, Delhi. Dr. Banerjee's extensive experience with information services, data analytics, and technology transformation businesses enable him to bring valuable perspective to our Board.
Itzhak Fisher has served as a director since March 2021 and as Chairman of the Board since November 2024. Mr. Fisher is the Chairman and founder (2014 to present) of Pereg Ventures, a venture capital fund that invests in B2B information services businesses across the United States and Israel. Previously, he served as the EVP of global product, strategy and business development at Nielsen, as founder and Executive Chairman of Trendum, and as President and CEO of RSL Communications, where he built a telecommunications company that operated in over 20 countries and generated more than $1.5 billion in revenues. Mr. Fisher received a B.S. in Computer Science from New York Institute of Technology and completed advanced studies in computer science at New York University. His other affiliations include the Rwanda Development Board and Rwanda Mines, Petroleum and Gas Board; Strategic Advisory Group, Goldman Sachs; Advisory Board, NYU Courant Institute of Mathematical Sciences; and President's Council, Tufts University. Mr. Fisher brings to our Board substantial experience in creating, operating and investing in digital, media and retail companies.
Leslie Gillin has served as a director since January 2023. Ms. Gillin is Chief Growth Officer of Pagaya Technologies, a financial technology company, where she oversees global growth strategy, business development, marketing, public relations and external communications. She joined Pagaya in October 2021 from JPMorgan Chase, where she served as Chief Marketing Officer of the firm (December 2019 to April 2021) and prior to that was President of Chase's CoBrand Cards Services (February 2017 to December 2019). Ms. Gillin has also held senior executive leadership positions at Bank of America, Citi and MBNA, including leadership roles in Canada and Europe. She has been recognized as one of American Banker's 2024 Most Influential Women in Fintech, a Top 50 Women Leaders by Women We Admire in 2022, as one of 2022's Top 25 Women Leaders in Financial Technology by The Financial Technology Report, honored as a Woman of the Year 2022 by The Stevie Awards' Women in Business and a Top 25 CMO to Watch by Business Insider in 2020, and received a 2024 Women in Payments Innovation Award. Ms. Gillin serves on the board of directors of Establishment Labs, a Nasdaq-listed women's biotech company, and has served on the board of The Ad Council, MasterCard UK Forum, the Philadelphia International Council of the Arts, The Please Touch Museum and the Delaware Bankers Association. She holds a degree in international relations and Spanish from the University of Delaware and also attended the University of Salamanca. Ms. Gillin brings a strong background in buy-side media analytics, marketing and financial services to our Board.
David Kline has served as a director since March 2021. Mr. Kline is Executive Vice President at Charter Communications, a communications and media company, and President of Spectrum Reach, the advertising sales division of Charter. Mr. Kline joined Charter in 2015 and provides strategic leadership to guide the company in both the traditional and advanced TV advertising space. Mr. Kline joined Charter from Visible World (now FreeWheel), where he served as President and COO directing their household addressable sales and programmatic advertising efforts. Earlier in his career, he served as President and COO of Cablevision Media Sales (now Altice Media Solutions) for more than 17 years. Mr. Kline serves on the board of directors for the Video Advertising Bureau and private companies Ampersand and Blockgraph (where he was appointed Chairman in April 2022). He received a B.A. in a personalized study program focusing on marketing, finance, accounting and management from Ohio State University. Mr. Kline is a pioneering leader in the traditional and advanced TV advertising space and brings valuable relationships and perspective to our Board.
William (Bill) Livek has served as our Vice Chairman since January 2016. Mr. Livek was our Chief Executive Officer from November 2019 to July 2022 and our President from January 2016 to May 2018. He previously served as Vice Chairman and Chief Executive Officer of Rentrak Corporation, a media measurement and consumer targeting company, from 2009 until our merger with Rentrak in 2016. Prior to Rentrak, Mr. Livek was founder and Chief Executive Officer of Symmetrical Capital, an investment and consulting firm; Senior Vice President, Strategic Alliances and International Expansion, of Experian Information Solutions, Inc., a provider of information, analytical and marketing services; and co-President of Experian's subsidiary Experian Research Services. Mr. Livek has served on the board of directors of Red Violet, Inc. since January 2024 and the Advertising Research Foundation ("ARF") since July 2022, and prior to that was a member of the ARF board of trustees. He holds a B.S. degree in Communications Radio/Television from Southern Illinois University. Mr. Livek brings substantial industry experience, customer relationships and audience measurement expertise to our Board.
Matthew (Matt) McLaughlin has served as a director since June 2024. Mr. McLaughlin is a retired advertising technology executive and Naval officer. Most recently, he served as Chief Operating Officer of DoubleVerify Holdings, Inc., a software platform for digital media measurement and analytics, from 2011 to March 2022. As COO of DoubleVerify, Mr. McLaughlin directed its product, engineering and sales operations activity, including managing over half the company's employees. He served as a Senior Advisor at DoubleVerify from March 2022 to July 2022. Prior to joining DoubleVerify, Mr. McLaughlin served as President and Chief Operating Officer of CUNet, LLC, an online marketing agency and software subsidiary of Nelnet, Inc., from 2008 to 2011. Earlier in his career, he served as General Manager of Audience and Media at BDMetrics Inc., an information technology company; Vice President of Performance Media at VNC Communications, Inc (d/b/a Performics), a performance marketing subsidiary of DoubleClick Inc.; Senior Vice President of Operations at Heavy Hammer, Inc., a technology company; Director of Business Technology, Search Marketing and Email & Affinity Marketing at Advertising.com, Inc., an online advertising company that was acquired by AOL, Inc.; and an Applications Technology Sales Consultant for Oracle Corporation, a multinational computer technology company. Formerly, Mr. McLaughlin served as a U.S. Navy Submarine Officer from 1992 to 2000. Mr. McLaughlin received a M.A. (Cantab) in Natural Science from the University of Cambridge and B.S. in Computer Science from the United States Naval Academy.
Jeffrey (Jeff) Murphy has served as a director since April 2024. Mr. Murphy is Senior Vice President, Corporate Finance and Development at Charter Communications, Inc., a communications and media company, where he oversees debt and equity capital markets strategy and execution, treasury, risk management, mergers and acquisitions, and other corporate development. Prior to joining Charter in June 2021, Mr. Murphy spent more than two decades (from 1995 to 2020) with Credit Suisse Group (and predecessor entities), a financial services company, most recently as Vice Chairman of the Investment Banking and Capital Markets division and a Managing Director in the Global Technology, Media and Telecom (TMT) group. Prior to his investment banking career Mr. Murphy worked in consumer markets at MCI Communications. He holds an M.B.A. from Harvard Business School and a B.S. in business administration from Georgetown University. Mr. Murphy brings to our Board substantial capital markets, M&A and corporate development experience.
Martin (Marty) Patterson has served as a director since March 2021. Mr. Patterson currently serves as Senior Vice President of Liberty Media Corporation, Liberty Broadband Corporation, Qurate Retail, Inc. and Liberty TripAdvisor Holdings, Inc. He has been with Liberty Media Corporation, a media, communications and entertainment company, and its predecessors since 2010. Mr. Patterson was formerly a director of Skyhook Wireless, Inc. and Ideiasnet S.A. He received his B.A. from Colorado College and is a CFA Charterholder. Mr. Patterson brings to our Board extensive experience identifying and evaluating investment opportunities in the technology, media and telecommunications sectors.
Brian Wendling has served as a director since March 2021. Mr. Wendling is Chief Accounting Officer and Principal Financial Officer of Liberty Media Corporation, Qurate Retail, Inc., Liberty Broadband Corporation and Atlanta Braves Holdings, Inc. He is also Senior Vice President and Chief Financial Officer of Liberty TripAdvisor Holdings, Inc. Mr. Wendling has held various positions with these companies and their predecessors since 1999. Prior to joining these companies, he worked in the assurance practice of the accounting firm KPMG. Mr. Wendling has previously served on the boards of Fun Technologies Inc. and CommerceHub, Inc. as well as other private companies. He also currently serves on the Indiana University Accounting Advisory Board and has previously served on the Clothes to Kids of Colorado and Rocky Mountain PBS boards. He received his Bachelor of Science degree in accounting from Indiana University. Mr. Wendling brings over 25 years of accounting, public reporting and compliance experience to our Board.
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
•Changes in the fair value of our financing derivatives could adversely affect our financial condition and results.
•We may continue to incur net losses and may not achieve profitability.
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
•Our business is susceptible to risks associated with international operations.
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
Our business depends on the health of the media and advertising industries in which we operate. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' spending priorities, and the economy in general. In recent years, macroeconomic factors including inflation, rising interest rates and supply chain disruptions have caused some advertisers to reduce or delay advertising expenditures. These declines, which may continue in future periods, have a direct impact on demand for our products, which measure advertising campaigns and audiences across platforms.
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
As we innovate and adapt our methodologies to address limitations on cookies and other technological challenges, our products may be negatively impacted. For example, we may be unable to report the same types of data or level of granularity as previously available; we may see breaks in historical trends or comparability of data across periods; and we may experience delays or disruptions in service delivery to our customers. If we are unable to address these issues, our products may become less competitive or obsolete.
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
Furthermore, the market for our products is characterized by changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet Advertising Bureau, the U.S. Joint Industry Committee and the Media Rating Council as well as foreign and international industry associations have undertaken efforts to review market research methodologies across the media that we measure and/or develop minimum standards, accreditations or certifications for such research. Failure to seek or achieve accreditation or certification, delays in accreditation or certification, or adverse audit findings may negatively impact the market acceptance of our products. Meanwhile, successful accreditation, certification or audits may lead to costly changes to our procedures and methodologies, may divert development resources from other priorities, and may not result in the anticipated commercial benefits.
Our business may be harmed if we deliver, or are perceived to deliver, inaccurate or untimely information products.
The metrics contained in our products may be viewed as an important measure of the success of certain businesses, especially those that utilize our metrics to evaluate priorities ranging from their internal operations to advertising initiatives. If the information that we provide to our customers, the media, or the public is inaccurate, or perceived to be inaccurate, whether due to inadequate methodological approaches, errors, biases towards certain available data sources or partners, disparate data sets across our products, defects or errors in data collection and processing (conducted by us or by third parties) or the systems used to collect, process or deliver data, our business may be harmed. Similarly, if the information that we provide to our customers is delayed or perceived to be untimely, our business may be harmed.
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
If we are not able to maintain panels of sufficient size and scope, or if the costs of establishing and maintaining our panels continue to increase, our business could be harmed.
We believe that the quality, size and scope of our research panels are important to our business. In recent years, however, panel participation has declined, in part due to changes by software providers that have made it more difficult to obtain consent to participate in panels, steps taken by antivirus providers to remove third-party measurement software despite panelists' previous consent, and operating system updates (including iOS and Android) that limit the ability of third parties to measure device usage. At the same time, the difficulty and cost of recruiting new panelists have increased. Although we have taken (and continue to take) steps to mitigate the impact of these changes on our business, there can be no assurance that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. We anticipate that the cost of traditional panel recruitment will continue to increase with the proliferation of proprietary and secure media content delivery platforms, evolving industry practices and regulatory developments, and that the difficulty in collecting these forms of data will continue to grow, which may require significant hardware and software investments, increases to our panel incentive and panel management costs, and evaluation of alternative panel resources. To the extent that any additional expenses are not accompanied by increased revenues, our operating margins may be reduced and our financial results could be adversely affected. If we are unable to maintain panels of sufficient size and scope, whether through traditional recruitment or alternative sources, we could face negative consequences, including degradation in the quality and competitiveness of our products, failure to receive accreditation or certification from industry associations, loss of customers and damage to our brand.
We derive a significant portion of our revenues from sales of our subscription-based products. If our customers terminate or fail to renew their subscriptions, our business could suffer.
We currently derive a significant portion of our revenues from our syndicated products, which are typically one-year subscription-based products. This has generally provided us with recurring revenue due to high renewal rates among our enterprise customers; however, syndicated digital revenue from our smaller and international customers has declined in recent years. If additional customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could continue to decline and our business could suffer.
Our customers have no obligation to renew after the expiration of their subscription periods, and we cannot be assured that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Furthermore, our newer products, for which revenue is recognized based on impressions used, are subject to higher fluctuations in revenue. Our customer renewal rates may decline or fluctuate due to a number of factors, including customer satisfaction or dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, the health of the advertising marketplace and the industries in which we operate, mergers and acquisitions affecting our customer base, general economic conditions or reductions in our customers' spending levels.
Our growth depends upon our ability to retain existing large customers and add new large customers. To the extent we are not successful in doing so, our ability to grow revenue and attain profitability and positive cash flow may be impaired.
Our success depends in part on our ability to sell our products to large customers and on the renewal of subscriptions and contracts with these customers in subsequent years. For the years ended 2024, 2023 and 2022, we derived 34%, 37% and 34%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions, changes in the political or regulatory environment or other factors, such as the failure or consolidation of large customer companies, internal reorganization or changes in customer buying processes, or dissatisfaction with our products, may cause certain large customers to terminate or reduce their subscriptions and contracts with us or may increase our costs to retain those customers. The loss of any one or more of these customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability or divert resources from our other priorities. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. As a result, new large customers or increased usage of our products by large customers may cause our profit margins to decline.
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
We also have entered into relationships with certain third-party providers to expand our product offerings, and we may enter into similar arrangements in the future. These relationships and transactions sometimes involve preferred or exclusive licenses, discount pricing, provision of our products and services without charge, or investments in other businesses to expand our product development and sales capabilities. These transactions may be material to our financial condition and results of operations, and though these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions that are beyond our control. We can make no assurances that any such transactions, investments or relationships will be completed or successful. The impact of any one or more of these factors could materially and adversely affect our business, financial condition or results of operations.
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
We have experienced, and may in the future experience, system failures and cybersecurity incidents. While prior incidents have not materially affected our business strategy, results of operations or financial condition to date, and although our processes are designed to help prevent, detect and mitigate the impact of such incidents, we cannot guarantee that a future incident will not materially affect our strategy, results of operations or financial condition. Attempted cybersecurity breaches continue to evolve in sophistication and frequency and may be difficult to detect and remediate. A security incident or failure of our network or data gathering procedures, or those of our third-party data suppliers, could result in liability to the Company, impede the processing of data, cause the corruption or loss of data, prevent the timely delivery of our products, give rise to government inquiries or enforcement actions, or damage our customer relationships, brand and reputation.
In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional expenses to accommodate these capacity demands. In addition, we may lose valuable data or be unable to obtain or provide data on a timely basis or our network may temporarily shut down if we fail to adequately expand or maintain our network capabilities to meet future requirements. Any lapse in our ability to collect or transmit data may decrease the value of our products and prevent us from providing the data requested by our customers and partners. Any disruption in our data processing or any loss, exposure or misuse of data may damage our reputation and result in the loss of customers, partners and vendors and the imposition of penalties or other legal or regulatory action, and our business, financial condition and results of operations could be materially and adversely affected.
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
We host some of our products and serve our customers from data center facilities located throughout the U.S. While we operate our equipment inside these facilities, we do not control the operation of these facilities, and, depending on service level requirements and costs, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, security breaches, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations and cost increases at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. We select our third-party data center providers through a rigorous process based on redundant capability and compliance with industry standards and audits. We believe that we will be able to renew or find alternative providers on commercially reasonable terms, although there can be no guarantee of this. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new provider, we may experience significant cost increases or delays in delivering our products until an agreement with another provider can be arranged or the migration to a new facility is completed.
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
We have begun an initiative to transform certain data collection, processing and delivery systems from traditional data centers to cloud-based platforms. The migration of these processes has required, and will continue to require, significant time and resources from our management, technology and operations personnel and has introduced new requirements for security, financial and software development controls. This initiative has diverted and may continue to divert resources from other priorities, which could have a negative impact on our revenue and growth opportunities. If the migration of these processes is not successful, or if the initiative takes longer or requires more resources than we anticipate, our results of operations and financial condition could be adversely affected.
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
Achieving our long-term revenue and profitability goals depends significantly on our ability to allocate resources in line with our strategic objectives and control our operating costs. As described in Footnote 15, Organizational Restructuring, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this 10-K, we communicated a workforce reduction in 2022 as part of our broader efforts to improve cost efficiency and better align our operating structure and resources with strategic priorities. In addition to employee terminations, our restructuring activities have included the reallocation of commercial and product development resources, reinvestment in and modernization of key technology platforms, consolidation of data storage and processing activities to reduce our data center footprint, and reduction of other operating expenses.
If our restructuring activities do not generate the expected cost savings, our business and financial results could be adversely affected. Moreover, some of the organizational and operational changes we have made and are making require careful management to avoid disrupting customer, partner and employee relationships. If we do not successfully manage our restructuring activities, the expected benefits may not be realized, and our operations and business could be disrupted.
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
The availability and effectiveness of equity awards as a means to recruit and retain key personnel have diminished, and we may need to request additional shares for our equity plan or grant equity awards outside of our existing plan.
Historically, we have relied on equity awards as one means of recruiting and retaining key personnel, including our senior management. Due to declines in our stock price in recent years, the effectiveness of equity awards as a means to attract and retain key personnel has diminished, and we have had to shift a larger portion of employee compensation to cash. Moreover, the quantity of equity awards we are able to grant under our 2018 Equity and Incentive Compensation Plan ("2018 Plan") is limited. These limits have further impacted our ability to offer awards to current and prospective employees, which in turn has contributed to employee retention and hiring challenges. In order to address our compensation needs, we may seek an amendment to our 2018 Plan to increase the number of shares available for future equity awards. We also may consider granting equity awards outside of our 2018 Plan, as we did with a 2021 executive hire. Either of these options would result in additional dilution to our existing stockholders. Alternatively, we may need to shift an even larger portion of employee compensation to cash, which could adversely affect our liquidity and financial condition.
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
Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our Common Stock could decline substantially. Factors that may cause fluctuations in our revenues or results of operations include:
•changes in our customers' buying behaviors, including disintermediation of traditional channels;
•variability of demand for custom projects and usage-based products;
•changes to contract renewal rates caused by our customers' budgetary constraints, competition, or customer corporate restructuring or consolidation;
•the timing and success of new product introductions or changes in methodology, particularly in light of consent requirements, cookie deprecation and other changes in our industry;
•the impact of our Preferred Stock transactions, including our long-term data license with Charter;
•the impact of our decision to discontinue certain products or exit certain geographic regions;
•our failure to accurately estimate or control costs, including those incurred as a result of technology upgrades, product development initiatives and restructuring activities;
•the cost and availability of data from third-party sources and the cost to integrate such data into our systems and products and implement new use cases;
•adverse judgments or settlements, or increased legal fees, in legal disputes or government proceedings;
•costs incurred in connection with strategic or financing transactions, including financial advisory, legal, accounting, consulting and other advisory fees and expenses;
•service of our existing debt and incurrence of additional debt;
•the amount and timing of capital expenditures and operating costs related to the maintenance, migration and expansion of our operations and infrastructure;
•service outages, other technical difficulties or security breaches;
•maintaining appropriate staffing levels and capabilities, particularly during organizational restructuring;
•the cost and timing of organizational restructuring;
•the timing of any changes to our deferred tax valuation allowance;
•the impact of foreign currency exchange rates; and
•general economic, political, regulatory, industry and market conditions and those conditions specific to media and advertising businesses.
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
We expect to obtain the funds to pay our expenses and meet our financial obligations from cash flow from our operations, existing debt facilities and, potentially, from other debt or equity offerings and transactions. Accordingly, our ability to meet our obligations depends on our future performance and corporate activities, which will be affected by financial, business, contractual, economic and other factors, some of which are beyond our control. Failure to meet our payment obligations could disrupt our supply of goods and services and impact our reputation, creditworthiness and relations with customers, partners, creditors and holders of our Preferred Stock. It could also lead to costly litigation.

If our cash flow and capital resources prove inadequate to allow us to satisfy our trade payables, pay the interest and principal on our debt when due, invest in our business and meet our other financial obligations, we could face substantial liquidity challenges and might be required to dispose of material assets or operations, obtain alternative financing (which we may be unable to do on acceptable terms) or forego attractive business opportunities. In addition, the terms of our existing or future financing agreements and Preferred Stock may restrict us from pursuing these alternatives. Failure to meet our financial obligations could have significant consequences including, potentially, forcing us into bankruptcy or liquidation.
Our financial condition and results of operations could suffer and be adversely affected if we incur another impairment of goodwill or other intangible assets.
We are required to test goodwill and intangible assets, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of our reporting unit below its carrying value or indicate that the carrying value of such intangibles is not recoverable. When the carrying value of a reporting unit exceeds its fair value, a charge to operations, up to the total amount of goodwill, is recorded. If the carrying amount of an intangible asset is not recoverable, a charge to operations is recognized. Either event would result in incremental expense for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. We recorded impairment charges totaling $64.4 million and $79.7 million in 2024 and 2023, respectively.
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
Changes in the fair value of our derivative financial instruments could adversely affect our financial condition and results of operations.
We use various models and assumptions to determine the fair value of our financing derivatives, including assumptions with respect to term and the probability of occurrence of certain events. Any change in our assumptions could result in a change in the fair value of our derivatives, which would be recorded to earnings and could significantly affect our financial condition and results of operations.
We have a history of significant net losses, may incur significant net losses in the future and may not achieve profitability.
We incurred net losses of $60.2 million, $79.4 million and $66.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. We cannot make assurances that we will be able to achieve profitability in the future. As of December 31, 2024, we had an accumulated deficit of $1.5 billion. Because a large portion of our costs are fixed, we may not be able to adequately reduce our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, our operating expenses may increase as we implement certain growth initiatives and restructuring activities, which include, among other things, the development of new products, enhancement of our data assets and infrastructure, and payment of severance and other costs in connection with organizational restructuring. If our revenues do not increase to offset these increases in costs and operating expenses, our operating results would be adversely affected.
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
As of December 31, 2024, we estimate our U.S. federal and state net operating loss carryforwards for tax purposes to be $539.0 million and $1.5 billion, respectively, subject to limitation as described above. We estimate that $436.2 million of our U.S. federal net operating loss carryforwards and $1.3 billion of our state net operating loss carryforwards are utilizable given the annual limitations under Section 382. Our net operating loss carryforwards begin to expire in 2025 for federal and 2026 for state income tax reporting purposes. The federal and certain state net operating losses generated after December 31, 2017 have an indefinite carryforward period as a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"). As of December 31, 2024, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries to be $6.3 million, which begin to expire in 2025.
We apply a valuation allowance to our deferred tax assets when management does not believe that it is more likely than not that they will be realized. In assessing the need for a valuation allowance, we consider all sources of taxable income, including potential opportunities for loss carrybacks, the reversal of existing temporary differences associated with our deferred tax assets and liabilities, tax planning strategies and future taxable income. We also consider other evidence such as historical pre-tax book income in making the determination. As of December 31, 2024, we continue to have a valuation allowance recorded against the net deferred tax assets of our U.S. entities and certain foreign subsidiaries, including net operating loss carryforwards.

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
In recent years, governments around the world and in numerous U.S. states have adopted new laws and regulations focused on data privacy and protection. These laws and regulations apply to the collection, transmission, storage and use of personal information, among other things. The regulatory environment surrounding information security, data privacy and the use of AI in data collection and processing varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs and fines or adopt additional disclosure or compliance measures, such as notification requirements and corrective actions. They also have required, and may continue to require, us to change our business practices and modify the products that we offer, which may increase our costs and decrease the quality and functionality of our products.
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
State and federal laws within the U.S. and foreign laws and regulations are varied, overlapping and at times conflicting, resulting in higher risk related to compliance. A number of laws have come into effect over the past decade, and there are proposals pending before federal, state and foreign legislative and regulatory bodies that have affected and are likely to continue to affect our business. For example, the European Union's ("EU") General Data Protection Regulation, or GDPR, has imposed more stringent EU data protection requirements with greater penalties for noncompliance. In addition, regulators in the EU, the U.S. and elsewhere have increasingly focused on transparency, consent, consumer choice and the collection of data using tracking technologies. In the EU, cross-border data transfers are increasingly scrutinized to ensure compliance, and there have been expanded enforcement efforts in this area. Many U.S. states have also adopted comprehensive privacy laws governing the collection and use of personal information, with more expected in 2025 and beyond. These laws have expanded consumer rights to include individual rights of access, deletion, portability, correction and appeal and the right to "opt in" to collection and use of certain types of personal information deemed sensitive under the laws. These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and impose new and complex requirements on our business.
Artificial intelligence, or AI, is also the subject of evolving review by various governments and regulatory agencies around the world. New and changing laws and regulations covering the development, use and provision of AI technologies and other digital products and services could impact our ability to use certain methodologies, impose new disclosure or consent requirements, or limit our ability to pursue alternative strategies to build our products. We may also be required to expend resources to adjust and analyze certain product offerings and methodologies as the regulatory environment evolves.
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
In certain cases, we have concluded that we do not need to collect sales and use, value added and similar taxes in jurisdictions in which we have sales or operations. Certain jurisdictions in which we do not collect such taxes have asserted, and may in the future assert, that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our financial condition and results of operations.
As an example, we recently received an audit assessment from the State of Washington related to potential sales tax liabilities in that state. Refer to Footnote 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this 10-K for more information. Although we are disputing the assessment and believe we have a strong position that our activities are not taxable under applicable law, we may not be successful in having the assessment reversed, which would have an adverse effect on our financial condition.
Risks Related to International Operations
Our business is susceptible to risks associated with international operations.
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
•the complexities and expense of complying with a wide variety of foreign laws and regulations, including the GDPR, other privacy, AI and data protection laws and regulations, and foreign anti-corruption laws, as well as the U.S. Foreign Corrupt Practices Act and U.S. sanctions regime;
•difficulties in staffing and managing international operations, including complex and costly hiring, disciplinary, and termination requirements as well as third-party contracting arrangements;
•the complexities of foreign value-added taxes and the repatriation of earnings;
•reduced or varied protection for intellectual property rights in some countries;
•political, social and economic instability abroad, terrorist attacks and security concerns;
•fluctuations in currency exchange rates that have affected and could continue to affect our results of operations; and
•increased accounting and reporting burdens and complexities.
Additionally, operating in international markets requires significant additional management attention and financial resources. We cannot be certain that the investments and additional resources required to maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. We cannot be certain that we will be able to comply with laws, rules, regulations or local guidelines to maintain or increase the size of the user panels that we currently have in various countries, that we will be able to recruit a representative sample for our audience measurement products or that we will be able to enter into arrangements with a sufficient number of website and mobile app content providers and/or television operators to allow us to collect information for inclusion in our products. In addition, governmental authorities in various countries have different views regarding regulatory oversight of the internet, data protection, AI and consumer privacy. The impact of these risks could negatively affect our international business and, consequently, our financial condition and results of operations.
Export controls and economic and trade sanctions laws could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities include the sale of services and collection of data from panelists around the world, and such activities may be subject to various restrictions under U.S. export controls and economic and trade sanctions laws. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm.
Although we take precautions to prevent the collection of data from panelists in embargoed countries and regions that may be subject to export controls and economic and trade sanctions under these laws and regulations, we have collected such data in the past, and there is a risk that we could collect such data in the future despite our precautions. We have implemented a number of screening and other measures designed to prevent transactions with embargoed countries and other U.S. sanctions targets. Changes in the list of embargoed countries and regions or prohibited persons may require us to modify these procedures in order to comply with governmental regulations. Our failure to screen potential panelists, customers, vendors or other third parties properly could result in negative consequences to us, including government investigations, penalties and reputational harm, any of which could materially and adversely affect our business, financial condition or results of operations.
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
The issuance of securities pursuant to the Securities Purchase Agreements and related matters were approved by our stockholders and completed in 2021. In connection with these transactions, we also entered into a long-term data license with Charter, which was intended to enhance our ability to execute on our strategic plans and growth initiatives.
In 2024, we issued additional shares of Preferred Stock to the Investors in exchange for cancellation of our obligation to pay accrued dividends to the Investors for annual dividend periods ended in 2023 and 2024.
As of December 31, 2024, the Investors were the largest stockholders of the Company, with each Investor's Preferred Stock representing approximately 16.8% of our issued and outstanding Common Stock on an as-converted basis and certain Investors holding (or reporting beneficial ownership of) additional shares of Common Stock beyond their Preferred Stock holdings. This concentration of ownership, together with the voting rights, director designation rights, consent rights and dividend rights described below, has been criticized by certain stockholders, may be perceived negatively by other investors and, as a result, may adversely affect the market price of our Common Stock.
As of December 31, 2024, each Investor's Preferred Stock represented approximately 16.3% of the outstanding voting power of the Company on an as-converted basis. In addition, under our Amended and Restated Stockholders Agreement with the Investors (the "Stockholders Agreement"), each Investor currently has the right to designate two directors to serve on our Board of Directors. Under certain circumstances, an Investor may gain additional designation rights and in some instances, we may even be obligated to increase the size of our Board of Directors to enable an Investor to designate one additional director nominee. As of the date of this 10-K, each Investor has designated two directors on our Board of Directors, which currently consists of 10 directors.
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
We have a senior secured financing agreement (the "Credit Agreement") with a borrowing capacity of $60.0 million. As of the date of this 10-K, we had outstanding borrowings totaling $45.0 million under the Credit Agreement. Amounts outstanding under the Credit Agreement are made at the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement) and bear interest at a rate per annum equal to (i) the Adjusted Term SOFR rate, subject to a 3.0% floor, plus an applicable margin of 7.0%, or (ii) the Reference Rate, subject to a 4.0% floor, plus an applicable margin of 6.0%. As of December 31, 2024, the applicable interest rate was 11.59039%. In addition, the Credit Agreement provides for an unused commitment fee equal to 1.0% per annum of the unused revolving commitments. The Credit Agreement matures in December 2028.
Amounts outstanding under the Credit Agreement must be prepaid from time to time with the net cash proceeds of certain debt incurrences, equity issuances, asset sales and other dispositions, insurance and condemnation proceeds, tax refunds and other extraordinary receipts. Additionally, we may be required to prepay the loans annually with Excess Cash Flow (as defined in the Credit Agreement) at specified percentages. Certain payments may be subject to prepayment premiums.
Servicing and repaying our indebtedness under the Credit Agreement could divert resources from other priorities, including investment in our products and operations and satisfaction of other financial obligations. If our cash flow from operations is inadequate to allow us to pay the interest and principal on our debt when due and meet our other financial obligations, we could face substantial liquidity challenges.
Under the Credit Agreement, we are subject to restrictive covenants limiting our ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets, and engage in transactions with affiliates. These covenants could limit our operating flexibility and cause us to forego attractive business opportunities, which could hurt our customer relationships and put us at a competitive disadvantage. The covenants also could prevent us from securing additional financing in the future, including to fund our operations, satisfy liabilities, or pay dividends to the holders of our Preferred Stock. With respect to dividends in particular, the Credit Agreement prohibits the payment of cash dividends to holders of our Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends, including a heightened liquidity requirement, on and after that date.
In addition, we are subject to financial covenants under the Credit Agreement, including a requirement to maintain a maximum Senior Leverage Ratio and minimum Liquidity (each as defined in the Credit Agreement) during the term of the facility.
If we fail to meet our obligations under the Credit Agreement, the lender(s) may accelerate any amounts outstanding under the Credit Agreement and may terminate their commitments to extend further credit. This could have important consequences for our company, including requiring us to restructure or refinance our debt (which we may be unable to do on acceptable terms or at all), dispose of assets or, potentially, enter into liquidation or bankruptcy.
We may require additional capital to support our business, and this capital may not be available on acceptable terms or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to meet our outstanding financial obligations, develop new products or enhance our existing products, enhance our operating infrastructure, retain and hire key personnel, and acquire complementary businesses and technologies. In addition, as described above, the holders of our Preferred Stock have certain dividend rights, including the right to request a special dividend. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any financing secured by us in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We also may be required to repay amounts outstanding under our existing Credit Agreement, together with applicable prepayment premiums, with the proceeds of future financings. Repaying our existing debt obligations and servicing future debt obligations could limit our flexibility to invest in the business and adjust to market conditions, which could impact our customer relationships and place us at a competitive disadvantage.

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
General Risks Related to Ownership of Our Common Stock
Our outstanding securities and dividend obligations, the stock or securities that we may issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders have experienced and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of December 31, 2024, our Preferred Stock was convertible into an aggregate of 4,970,514 shares of Common Stock at the election of the holders. In addition, holders of Preferred Stock are entitled to a cumulative annual dividend at a rate of 7.5% per annum. The Certificate of Designations of our Preferred Stock permits payment of annual dividends in the form of cash, shares of Common Stock, additional shares of Preferred Stock (which would be convertible into shares of Common Stock) or a combination thereof, subject to conditions set forth in the Certificate of Designations. As described above, however, our Credit Facility prohibits the payment of cash dividends on the Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends on and after that date. These restrictions make it more likely that we may become obligated to pay annual dividends on the Preferred Stock in the form of securities.
As of December 31, 2024, 99,469 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 381,631 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including Shareablee plan awards and an employment inducement award we granted in 2021), and 837,438 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan.
The issuance of shares of Common Stock (i) upon the conversion of or payment of dividends on our Preferred Stock, (ii) pursuant to outstanding and future equity awards, or (iii) upon the conversion of other existing or future convertible securities, may result in substantial dilution to each of our stockholders by reducing that stockholder's percentage ownership of our outstanding Common Stock.
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
We maintain a comprehensive cybersecurity program and process for identifying, assessing and managing risks from cybersecurity threats as part of our broader risk management system. Our cybersecurity program is run by a dedicated team of cybersecurity professionals with deep expertise in incident prevention, detection and remediation, led by our Vice President, Information Security (a certified information systems security professional with a degree in computer science and more than 30 years of relevant work experience) and our Chief Operating Officer (a seasoned executive with a degree in industrial systems and decades of product and technology experience, including more than 19 years with the Company). The Information Security team is responsible for identifying, assessing and mitigating cybersecurity vulnerabilities, threats and risks; evaluating and deploying appropriate security tools; and operating a 24x7 security operations center to promptly detect, remediate and prevent security incidents. The team maintains a comprehensive incident response policy that includes prompt reporting of security incidents to a cross-functional working group (including our Chief Operating Officer, General Counsel, Chief Compliance Officer and other security and privacy personnel) in order to ensure that information required to be disclosed by the Company with respect to security incidents is timely identified and reported.
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
Our Board of Directors has an active role, as a whole and at the committee level, in overseeing management of our material risks from cybersecurity threats. The Board's Audit Committee oversees management of financial, regulatory, compliance and security risks and receives reports at least quarterly from our Chief Operating Officer regarding our cybersecurity programs, vulnerabilities, threats and risks. The full Board is regularly informed about such risks through committee reports, attendance at committee meetings and other communications.
Our executive leadership team is responsible for designing and implementing our enterprise risk management program, with input from our Chief Product Officer, Chief Operating Officer, General Counsel and other security and privacy personnel regarding material risks from cybersecurity threats. The executive leadership team regularly discusses security threat trends; incident trends, including any significant incidents that may arise; risk mitigation; and overall security strategy as part of our enterprise security governance process. We consult with outside counsel as appropriate, including on materiality analyses and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions. Our management apprises our independent public accounting firm of any relevant developments.
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

As of December 31, 2024, we leased facilities in 16 locations worldwide, including subleased space in three properties. Currently, however, most of our employees are operating under remote or hybrid working arrangements.
For additional information regarding our obligations under operating and finance leases, refer to Footnote 8, Leases, of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS
Refer to Footnote 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock trades on The Nasdaq Global Select Market under the symbol "SCOR".
Holders
As of February 26, 2025, there were 109 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners of our Common Stock. We derived the number of stockholders by reviewing the listing of outstanding Common Stock recorded by our transfer agent as of February 26, 2025.
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
Overview
We are a global information and analytics company that measures advertising, content, and the consumer audiences of each, across media platforms. We create our products using a global data platform that combines information on digital platforms (connected televisions, mobile devices, tablets and computers), televisions, direct to consumer applications and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods enables a common standard for buyers and sellers to transact on advertising. This helps companies across the media ecosystem better understand and monetize their audiences and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include digital publishers, television networks, movie studios, content owners, brand advertisers, agencies and technology providers.
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

	Years Ended December 31,
	2024		2023		2022
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$356,047	100.0%	$371,343	100.0%	$376,423	100.0%
Cost of revenues	208,708	58.6%	205,580	55.3%	205,294	54.5%
Selling and marketing	57,622	16.2%	63,322	17.1%	68,453	18.2%
Research and development	33,066	9.3%	33,701	9.1%	36,987	9.8%
General and administrative	47,679	13.4%	51,192	13.8%	61,200	16.3%
Amortization of intangible assets	3,057	0.9%	5,213	1.4%	27,096	7.2%
Impairment of goodwill	63,000	17.7%	78,200	21.0%	46,300	12.3%
Impairment of right-of-use and long-lived assets	1,397	0.4%	1,502	0.4%	156	—%
Restructuring	1,027	0.3%	6,234	1.7%	5,810	1.5%
Total expenses from operations	415,556	116.7%	444,944	119.8%	451,296	119.9%
Loss from operations	(59,509)	(16.7)%	(73,601)	(19.8)%	(74,873)	(19.9)%
Interest expense, net	(1,883)	(0.5)%	(1,445)	(0.4)%	(915)	(0.2)%
Other income, net	651	0.2%	42	—%	9,785	2.6%
Gain (loss) from foreign currency transactions	1,417	0.4%	(2,824)	(0.8)%	1,166	0.3%
Loss before income taxes	(59,324)	(16.7)%	(77,828)	(21.0)%	(64,837)	(17.2)%
Income tax provision	(924)	(0.3)%	(1,533)	(0.4)%	(1,724)	(0.5)%
Net loss	$(60,248)	(16.9)%	$(79,361)	(21.4)%	$(66,561)	(17.7)%

Revenues
Our products and services are organized around two solution groups:
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
We categorize our revenue along these two solution groups; however, our cost structure is tracked at the corporate level and not by our solution groups. These shared costs include employee costs, purchased data, operational overhead, data storage and technology that supports multiple solution groups.
Revenues for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$260,654	73.2%	$276,101	74.4%	$(15,447)	(5.6)%
Cross-Platform	40,470	11.4%	33,803	9.1%	6,667	19.7%
Total Content & Ad Measurement	301,124	84.6%	309,904	83.5%	(8,780)	(2.8)%
Research & Insight Solutions	54,923	15.4%	61,439	16.5%	(6,516)	(10.6)%
Total	$356,047	100.0%	$371,343	100.0%	$(15,296)	(4.1)%
Total revenues decreased by $15.3 million, or 4.1%, for the year ended December 31, 2024 as compared to 2023.
Content & Ad Measurement revenue decreased due to lower revenue from our Syndicated Audience offerings, primarily related to lower renewals of our national TV and syndicated digital products, as well as lower variable cloud computing and processing reimbursements for certain custom TV data set deliveries. This decrease was partially offset by an increase in Cross-Platform revenue driven by increased usage of our Proximic products.
Research & Insight Solutions revenue decreased primarily due to lower deliveries of certain custom digital products.
Revenues for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
(In thousands)	2023	% of Revenue	2022	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$276,101	74.4%	$282,238	75.0%	$(6,137)	(2.2)%
Cross-Platform	33,803	9.1%	25,241	6.7%	8,562	33.9%
Total Content & Ad Measurement	309,904	83.5%	307,479	81.7%	2,425	0.8%
Research & Insight Solutions	61,439	16.5%	68,944	18.3%	(7,505)	(10.9)%
Total	$371,343	100.0%	$376,423	100.0%	$(5,080)	(1.3)%
Total revenues decreased by $5.1 million, or 1.3%, for the year ended December 31, 2023 as compared to 2022.
Content & Ad Measurement revenue increased due to higher revenue from our Cross-Platform offerings, driven by increased usage of our Proximic and CCR products, along with increases in local TV and movies revenue due to higher renewals and new business. This was offset by a decrease in Syndicated Audience revenue, primarily related to lower renewals of our national TV and syndicated digital products and a one-time custom deliverable in the first quarter of 2022.
Research & Insight Solutions revenue decreased primarily due to lower deliveries of certain custom digital products.
Revenues by Geographic Location
Revenue from outside of the United States was $37.7 million, $35.6 million and $38.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. Non-U.S. revenue increased in 2024 primarily due to an increase in revenue from our Syndicated Audience offerings.

We generate the majority of our revenues from the sale and delivery of our products within the United States. For information with respect to sales by geographic markets, refer to Footnote 3, Revenue Recognition, of the Notes to Consolidated Financial Statements. Our chief operating decision maker (our CEO) does not evaluate the profit or loss from any separate geography.
We anticipate that revenues from our U.S. sales will continue to constitute a substantial and increasing portion of our revenues in future periods. We expect our non-U.S. revenues to decline as a percentage of our total revenues as a result of relative growth in our domestic product offerings.
Cost of Revenues
Cost of revenues consists primarily of expenses related to producing our products, operating our network infrastructure, and the recruitment, maintenance and support of our consumer panels. These expenses include employee costs for salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain multichannel video programming distributor ("MVPD") data sets and panel, census-based and other data sets used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment and internally developed software that supports our panels and systems. Additionally, cost of revenues includes allocated overhead, lease expense and other facilities-related costs and depreciation expense generated by general purpose equipment and software.
Cost of revenues for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Variance	% Variance
Data costs	$76,966	21.6%	$72,420	19.5%	$4,546	6.3%
Employee costs	39,102	11.0%	37,049	10.0%	2,053	5.5%
Systems and bandwidth costs	27,914	7.8%	36,268	9.8%	(8,354)	(23.0)%
Lease expense and depreciation	27,014	7.6%	23,051	6.2%	3,963	17.2%
Panel costs	13,262	3.7%	13,370	3.6%	(108)	(0.8)%
Royalties and resellers	6,506	1.8%	4,095	1.1%	2,411	58.9%
Sample and survey costs	6,286	1.8%	6,452	1.7%	(166)	(2.6)%
Professional fees	6,234	1.8%	7,734	2.1%	(1,500)	(19.4)%
Technology	4,374	1.2%	4,114	1.1%	260	6.3%
Other	1,050	0.3%	1,027	0.3%	23	2.2%
Total cost of revenues	$208,708	58.6%	$205,580	55.4%	$3,128	1.5%
Cost of revenues increased by $3.1 million, or 1.5%, for the year ended December 31, 2024 as compared to 2023. Data costs increased primarily due to higher data licensing costs to expand our data footprint and data rights, as well as a credit of $2.5 million recognized in 2023 under the data licensing agreement with Charter Communications which did not recur in 2024. Lease expense and depreciation increased primarily due to higher depreciation driven by an increase in capitalized internal-use software and finance leases. Royalties and resellers costs increased primarily due to increased sales for products in which we pay royalties. Employee costs increased primarily due to a shift in headcount toward supporting our products. These increases were primarily offset by a decrease in systems and bandwidth costs primarily due to lower cloud computing and processing costs attributable to certain custom TV data set deliveries. Professional fees decreased primarily due to a change in cost allocation to better align costs with the services provided.
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
Cost of revenues increased by $0.3 million, or 0.1%, for the year ended December 31, 2023 as compared to 2022. Lease expense and depreciation increased due to higher depreciation primarily driven by an increase in capitalized internal-use software costs. Professional fees increased primarily due to an increase in consulting services related to our transformation initiatives. Systems and bandwidth costs increased primarily due to cloud computing and processing costs attributable to certain custom TV data set deliveries. Data costs increased primarily due to an amendment to our data licensing agreement with Charter Communications, which resulted in a credit of $4.5 million recognized in 2022 compared to a credit of $2.5 million recognized in 2023. Employee costs decreased primarily due to an increase in employee compensation capitalized in 2023 related to capitalized software projects as we allocated more resources to product development, as well as a decrease in employee headcount related to our restructuring plan. Panel costs decreased primarily due to lower recruitment and support costs for our desktop and mobile panels.
Selling and Marketing
Selling and marketing expenses consist primarily of employee costs, including salaries, benefits, commissions, stock-based compensation and other related costs for personnel associated with sales and marketing activities, as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs and allocated overhead, lease expense and other facilities-related costs, and depreciation expense generated by general purpose equipment and software.
Selling and marketing expenses for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Variance	% Variance
Employee costs	$44,672	12.5%	$50,337	13.6%	$(5,665)	(11.3)%
Technology	3,188	0.9%	3,149	0.8%	39	1.2%
Lease expense and depreciation	2,820	0.8%	3,106	0.9%	(286)	(9.2)%
Marketing and advertising	2,685	0.8%	2,155	0.6%	530	24.6%
Professional fees	2,550	0.7%	3,120	0.8%	(570)	(18.3)%
Other	1,707	0.5%	1,455	0.4%	252	17.3%
Total selling and marketing expenses	$57,622	16.2%	$63,322	17.1%	$(5,700)	(9.0)%
Selling and marketing expenses decreased by $5.7 million, or 9.0%, for the year ended December 31, 2024 as compared to 2023. Employee costs decreased primarily due to a decrease in employee headcount related to our restructuring plan and a decrease in commissions.
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
Research and Development
Research and development expenses include product development costs, consisting primarily of employee costs including salaries, benefits, stock-based compensation and other related costs for personnel associated with research and development activities, third-party expenses to develop new products and third-party data costs and allocated overhead, lease expense and other facilities-related costs, and depreciation expense related to general purpose equipment and software.
Research and development expenses for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Variance	% Variance
Employee costs	$24,825	7.0%	$26,628	7.2%	$(1,803)	(6.8)%
Technology	3,117	0.9%	3,367	0.9%	(250)	(7.4)%
Professional fees	2,425	0.7%	640	0.2%	1,785	278.9%
Lease expense and depreciation	2,236	0.6%	2,523	0.7%	(287)	(11.4)%
Other	463	0.1%	543	0.1%	(80)	(14.7)%
Total research and development expenses	$33,066	9.3%	$33,701	9.1%	$(635)	(1.9)%

Research and development expenses decreased by $0.6 million, or 1.9%, for the year ended December 31, 2024 as compared to 2023. Employee costs decreased primarily due to a shift in headcount toward supporting our products. This decrease was offset by an increase in professional fees primarily due to a change in cost allocation to better align costs with the services provided.
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
Research and development expenses decreased by $3.3 million, or 8.9%, for the year ended December 31, 2023 as compared to 2022. Employee costs decreased primarily due to an increase in employee compensation capitalized in 2023 in relation to capitalized software projects as we allocated more resources to product development, as well as a decrease in employee headcount related to our restructuring plan.
General and Administrative
General and administrative expenses consist primarily of employee costs including salaries, benefits, stock-based compensation and other related costs, and related expenses for executive management, finance, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, lease expense and other facilities-related costs, depreciation expense related to general purpose equipment and software, amortization of cloud-computing implementation costs, changes in the fair value of our contingent consideration liability, Board of Directors compensation and expenses incurred for other general corporate purposes.
General and administrative expenses for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
(In thousands)	2024	% of Revenue	2023	% of Revenue	$ Variance	% Variance
Employee costs	$24,659	6.9%	$26,770	7.2%	$(2,111)	(7.9)%
Professional fees	12,338	3.5%	14,341	3.9%	(2,003)	(14.0)%
Technology	3,328	0.9%	3,385	0.9%	(57)	(1.7)%
Lease expense and depreciation	1,329	0.4%	1,444	0.4%	(115)	(8.0)%
Other	6,025	1.7%	5,252	1.4%	773	14.7%
Total general and administrative expenses	$47,679	13.4%	$51,192	13.8%	$(3,513)	(6.9)%
General and administrative expenses decreased by $3.5 million, or 6.9%, for the year ended December 31, 2024 as compared to 2023. Employee costs decreased primarily due to a decrease in employee headcount related to our restructuring plan and a decrease in employee bonus expense. Professional fees decreased primarily due to a decrease in corporate insurance costs.
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
General and administrative expenses decreased by $10.0 million, or 16.4%, for the year ended December 31, 2023 as compared to 2022. Employee costs decreased primarily due to lower stock-based compensation expense in 2023 and severance expense related to the retirement of our former CEO which was recognized in 2022. Other expense decreased primarily due to change in fair value of the contingent consideration recognized as part of our 2021 Shareablee acquisition. In addition, Other expense decreased due to lower recruiting expense and operating tax expense. Professional fees decreased primarily due to a decrease in audit fees.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, primarily our 2016 Rentrak merger. Amortization of intangible assets decreased by $2.2 million, or 41.4%, for 2024 as compared to 2023 and by $21.9 million, or

80.8%, for 2023 as compared to 2022. The decrease in amortization of intangible assets in 2024 and 2023 was primarily due to amortization related to certain customer relationships, methodologies and technology intangibles related to the Rentrak merger reaching the end of their useful lives.
Impairment of Goodwill
As of September 30, 2024, as a result of changes in our stock price, market and equity capitalization, operating results and projections, we performed an interim impairment review of our goodwill in conjunction with our October 1, 2024 annual testing date. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $63.0 million non-cash impairment charge in the quarter ended September 30, 2024.
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
For further information refer to Footnote 9, Goodwill and Intangible Assets and Item 7, Critical Accounting Estimates.
Impairment of Right-of-use and Long-lived Assets
In the quarter ended September 30, 2024, we recorded an impairment charge of $1.4 million related to certain office space lease right-of-use assets and associated leasehold improvements. The impairment charge was driven by the execution of a sublease for an office space for which expected cash receipts are less than the cash disbursements for the primary lease.
In the quarter ended September 30, 2023, we recorded an impairment charge of $1.5 million related to certain office space lease right-of-use assets and related long-lived assets. The impairment charge was driven by our abandonment of certain leased office spaces prior to the end of the lease terms.
For further information refer to Footnote 2, Summary of Significant Accounting Policies.
Organizational Restructuring
We incurred restructuring expenses of $1.0 million, $6.2 million and $5.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to the implementation of a restructuring plan that included a workforce reduction communicated in 2022. The 2022 restructuring plan was substantially completed in 2024. For further information refer to Footnote 15, Organizational Restructuring.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our Prior Credit Agreement and our finance leases.
Interest expense, net, increased $0.4 million in 2024 to $1.9 million as compared to $1.4 million in 2023. The increase in interest expense for the year ended December 31, 2024 as compared to 2023 was primarily due to a higher interest rate on debt under our Prior Credit Agreement, as described in Footnote 5, Debt.
Interest expense, net, increased $0.5 million in 2023 to $1.4 million as compared to $0.9 million in 2022. The increase in interest expense for the year ended December 31, 2023 as compared to 2022 was primarily due to a higher interest rate on debt under our Prior Credit Agreement, as described in Footnote 5, Debt.
Other Income, Net
Other income, net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. The following is a summary of other income, net:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Change in fair value of warrants liability	$669	$49	$9,802
Other	(18)	(7)	(17)
Total other income, net	$651	$42	$9,785
Total other income, net for the year ended December 31, 2024 was $0.7 million as compared to total other income, net of $42 thousand in 2023. The increase in other income, net was primarily driven by larger gains from the change in fair value of warrants liability recognized in 2024 compared to 2023, due to a decrease in the trading price of our Common Stock during the first quarter of 2024 and the Series A warrants expiring unexercised in the second quarter of 2024, as described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
Total other income, net for the year ended December 31, 2023 was negligible as compared to total other income, net of $9.8 million in 2022. The decrease in other income, net was primarily driven by larger gains from the change in fair value of warrants liability recognized in 2022 compared to 2023, due to a decrease in the trading price of our Common Stock in 2022 and an exercise price adjustment in 2023. For additional information about the change in fair value of warrants liability, refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
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
For the year ended December 31, 2024, the gain from foreign currency transactions was $1.4 million. The gain was primarily driven by fluctuations in the U.S. Dollar against the Chilean Peso, Euro and Canadian Dollar and the Chilean Peso against the Euro.
For the year ended December 31, 2023, the loss from foreign currency transactions was $2.8 million. The loss was primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and Euro and the U.S. Dollar against the Euro and Argentine Peso.
For the year ended December 31, 2022, the gain from foreign currency transactions was $1.2 million. The gain was primarily driven by fluctuations in the Euro and Chilean Peso against the U.S. Dollar and the U.S. Dollar against the Canadian Dollar and Argentine Peso.
Income Tax Provision
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
During the years ended December 31, 2024, 2023, and 2022, we recorded an income tax provision of $0.9 million, $1.5 million, and $1.7 million, resulting in an effective tax rate of 1.6%, 2.0%, and 2.7%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, changes in the valuation allowance against our domestic deferred tax assets and income tax benefit related to the impairment of goodwill.
Included within tax expense for the year ended December 31, 2024 is an income tax adjustment of $17.2 million related to the impairment of goodwill. Also included in the total tax expense is an income tax benefit of $2.5 million for a decrease in the valuation allowance recorded against our deferred tax assets to offset the tax expense of our operating losses in the U.S. and certain foreign jurisdictions. Income tax expense of $0.9 million has also been included for permanent differences in the book and tax treatment of certain stock-based compensation, local statutory to U.S. GAAP adjustments, and other nondeductible expenses. These tax adjustments, along with state and local taxes, are the primary drivers of the annual effective income tax rate.
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

Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Net cash provided by operating activities	$18,104	$28,926	$34,937
Net cash used in investing activities	(24,062)	(23,786)	(17,822)
Net cash provided by (used in) financing activities	17,623	(3,394)	(18,132)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,133)	748	(820)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,532	2,494	(1,837)
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
As of December 31, 2024, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $33.5 million, including $3.5 million in restricted cash (primarily related to letters of credit); cash flows from our operations; and amounts available to us under our Credit Agreement, as described below. We had outstanding letters of credit of $3.2 million as of December 31, 2024.
On December 31, 2024, we entered into a senior secured financing agreement (the "Credit Agreement") with Blue Torch Finance LLC. The Credit Agreement has a term of four years and matures in December 2028. The Credit Agreement provides a borrowing capacity of $60.0 million consisting of a $45.0 million term loan that was fully funded at closing (the "Term Loan") and a $15.0 million revolving credit facility that was unfunded at closing (the "Revolving Facility"). Initial proceeds from the Term Loan were used to resolve our aged accounts payable, cash collateralize our outstanding letters of credit, pay transaction fees and expenses, and strengthen our cash position. As of December 31, 2024, we had no borrowings outstanding under the Revolving Facility, with remaining borrowing capacity of $15.0 million.
Also on December 31, 2024, we terminated our prior credit agreement with Bank of America, N.A. (the "Prior Credit Agreement"). As described above, we used a portion of proceeds from the new Credit Agreement to cash collateralize our outstanding letters of credit under the Prior Credit Agreement. We had no other borrowings outstanding under the Prior Credit Agreement on the termination date, and we did not incur any early termination penalties in connection with the termination.
On July 24, 2024, we issued 13.3 million additional shares of Preferred Stock to the existing holders of Preferred Stock in exchange for cancellation of our obligation to pay accrued dividends to such holders for dividend periods ended in 2023 and 2024. The additional shares of Preferred Stock have the same terms and conditions as the Preferred Stock previously issued by us, including that they accrue annual dividends at a rate of 7.5% per annum. Under the Credit Agreement, we are prohibited from paying cash dividends to the holders of Preferred Stock prior to April 1, 2026. On and after April 1, 2026, the Credit Agreement imposes certain limitations on cash dividends, including a heightened liquidity requirement.
Macroeconomic Factors
In recent years, macroeconomic challenges such as inflation, rising interest rates, capital market disruptions and recession concerns have caused some advertisers to reduce or delay advertising expenditures. These declines have had a direct impact on demand for our products, particularly those that are tied to discretionary advertising spend. We expect that softness in the advertising market will continue to affect our business into 2025. Although we cannot quantify the impact of macroeconomic factors on our future results, any worsening of ad market conditions could negatively impact our financial position and liquidity.
Preferred Stock
On March 10, 2021, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the issuance totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain specified circumstances (including in connection with the dividend waivers described below). In addition, such holders are entitled to request, and we must take all actions reasonably necessary to pay, a one-time special dividend on the Preferred Stock equal to the highest dividend that our Board of Directors determines can be paid at the applicable time (or a lesser amount agreed by the holders), subject to additional conditions and limitations described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit). We may be obligated to obtain debt financing in order to effectuate the special dividend, which could significantly impact our financial position and liquidity depending on the timing and scope of the dividend payment and related financing.

At an annual meeting held on June 15, 2023, our stockholders approved proposals permitting the payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations governing the Preferred Stock. On the same date, each holder of Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by us on that date. Upon receipt of the waivers, our Board elected to defer the June 2023 payment. Under the waivers and the Certificate of Designations, the deferred dividends would accrue and accumulate at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023.
On December 26, 2023, each holder of our Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023. Under these waivers and the Certificate of Designations, the deferred dividends would continue to accrue at a rate of 9.5% per year until declared and paid, with payment to occur on or before June 30, 2024.
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
On July 24, 2024, we issued 13,257,294 additional shares of Preferred Stock to the existing holders of Preferred Stock in exchange for cancellation of our obligation to pay the deferred dividends described above, which totaled $32.8 million on the issuance date. On the date of issuance, the additional shares of Preferred Stock were convertible into 662,862 shares of our Common Stock, representing an effective conversion price of $49.438 per share for the canceled dividend obligation. The additional shares of Preferred Stock have the same terms and conditions as the Preferred Stock previously issued, including that holders are entitled to cumulative dividends at a rate of 7.5% per annum, payable annually in arrears and subject to increase under certain circumstances.
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
As of December 31, 2024, each share of Preferred Stock was convertible into 0.051892 shares of Common Stock, with such conversion rate scheduled to return to 0.05 upon payment of accrued dividends.
Any payment of dividends (annual or special) in the form of cash could significantly impact our financial position and liquidity.
Secured Credit Agreement
On December 31, 2024, we entered into the Credit Agreement with Blue Torch Finance LLC. The Credit Agreement has a term of four years and matures in December 2028. The Credit Agreement provides a borrowing capacity of $60.0 million consisting of the $45.0 million Term Loan and the $15.0 million Revolving Facility. As of December 31, 2024, the interest rate for the Term Loan was 11.59% based on the Adjusted Term SOFR rate, as defined in the Credit Agreement. In addition, the Credit Agreement provides for an unused commitment fee equal to 1.0% per annum of the unused Revolving Facility.
Amounts outstanding under the Credit Agreement must be prepaid from time to time with the net cash proceeds of certain debt incurrences, equity issuances, asset sales and other dispositions, insurance and condemnation proceeds, tax refunds and other extraordinary receipts. Additionally, beginning with the fiscal year ending December 31, 2025, we may be required to prepay the loans annually with Excess Cash Flow (as defined in the Credit Agreement) at specified percentages. Certain payments may be subject to prepayment premiums.
The Credit Agreement contains financial covenants that require us to maintain a maximum Senior Leverage Ratio and minimum Liquidity (each term as defined in the Credit Agreement) during the term of the facility. Additionally, the Credit Agreement contains restrictive covenants that limit our ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. With respect to dividends, the Credit Agreement prohibits the payment of cash dividends to holders of the Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends, including a heightened Liquidity requirement, on and after that date.
As of December 31, 2024, we had $45.0 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility, with a remaining borrowing capacity of $15.0 million.
For additional information on the Credit Agreement, refer to Footnote 5, Debt.
Prior Credit Agreement
On May 5, 2021, we entered into the Prior Credit Agreement. The Prior Credit Agreement provided for a borrowing capacity equal to $25.0 million, which was reduced from $40.0 million on May 3, 2024. We could also request the issuance of letters of credit under the Prior Credit Agreement in an aggregate amount up to $5.0 million.
On May 3, 2024, we entered into an amendment to the Prior Credit Agreement that, among other things, (i) extended the maturity date of the facility from May 5, 2024 to November 5, 2024; (ii) reduced our borrowing capacity from $40.0 million to $25.0 million; (iii) increased the applicable rate payable on SOFR-based loans to 4.50%; (iv) revised certain financial covenants; (v) limited certain restricted payments (including dividends) with respect to our equity interests; (vi) required a repayment of $6.0 million to reduce the principal amount outstanding under the facility; and (vii) provided for certain amendment fees, including a fee of 2.0% of aggregate commitments due on the maturity date unless all obligations were paid in full prior to such date.
On November 1, 2024, we repaid the outstanding principal balance of $10.0 million under the Prior Credit Agreement. On November 5, 2024, we entered into an amendment to the Prior Credit Agreement to extend the maturity date with respect to the outstanding letters of credit under the facility to January 31, 2025. The amendment reduced the aggregate lender commitments under the Prior Credit Agreement to equal the outstanding letters of credit (totaling $3.2 million) and limited the purpose of, and use of proceeds under, the Prior Credit Agreement to the issuance of letters of credit. Additionally, the amendment terminated certain financial covenants while maintaining the same non-financial covenants, security interest and interest rate as in effect immediately prior to the amendment.
On December 31, 2024, we terminated the amended Prior Credit Agreement. As described above, we used a portion of proceeds from the Term Loan to cash collateralize our outstanding letters of credit under the Prior Credit Agreement. We had no other borrowings outstanding under the Prior Credit Agreement on the termination date, and we did not incur any early termination penalties in connection with the termination.
For additional information on the Prior Credit Agreement, refer to Footnote 5, Debt.
Restricted Cash
Restricted cash represents collateralized letters of credit and security deposits for subleased office space. As of December 31, 2024 and 2023, we had $3.5 million and $0.2 million of restricted cash, respectively.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, stock-based compensation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of right-of-use and long-lived assets and goodwill, deferred tax provision and change in the fair value of warrants liability.
Net cash provided by operating activities in 2024 was $18.1 million compared to $28.9 million in 2023. The decrease in cash provided by operating activities was partially attributable to a net decrease in cash generated from operating assets and liabilities, with $23.8 million of cash used for the year ended December 31, 2024 as compared to $10.5 million for the year ended December 31, 2023. This was primarily due to lower revenue, higher vendor payments (including aged accounts payable resolved at year-end with proceeds from the Term Loan), and the timing of cash receipts from customers in 2024. Other contributors included lower adjustments for amortization of intangible assets and stock-based compensation expense in 2024 compared to 2023.
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
Net cash used in investing activities in 2024 was $24.1 million compared to $23.8 million in 2023.
Net cash used in investing activities in 2023 was $23.8 million compared to $17.8 million in 2022. The increase in cash used in investing activities was primarily due to an increase in cash paid for capitalized internally developed software as we increased our focus on product infrastructure and innovation in 2023.
Financing Activities
Net cash provided by financing activities in 2024 was $17.6 million compared to net cash used in financing activities of $3.4 million in 2023. The increase in cash provided by financing activities was primarily due to net proceeds of $40.4 million from the Credit Agreement in 2024. This was offset by the repayment of $16.0 million under the Prior Credit Agreement and the payment of the second installment of contingent consideration for our 2021 Shareablee acquisition initially recorded at fair value and paid in 2024.

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
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected TV data providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected TV data. These agreements have remaining terms of less than one year to seven years. As of December 31, 2024, the total fixed payment obligations related to set-top box and connected TV data agreements are $125.5 million and $25.4 million, respectively. In addition, we expect to make variable payments related to a set-top box data agreement totaling an estimated $108.8 million over the next seven years.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from less than one year to five years. As of December 31, 2024, the total fixed payment obligation related to these agreements is $36.4 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is less than one year. As of December 31, 2024, the total fixed payment obligation related to this agreement is $13.8 million.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities, dividend payment obligations, and expenses from ongoing compliance efforts and legal matters. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from cost-reduction initiatives undertaken by our management and amounts available to us under the Revolving Facility, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. We may also be required to prepay or refinance our Credit Agreement or raise additional funds in order to pay dividends to holders of our Preferred Stock, as described above. Our history of net losses, as well as disruption and volatility in global capital and credit markets, could impact our ability to access capital resources on terms acceptable to us or at all. If we issue additional equity securities in order to raise additional funds, pay dividends or for other purposes, further dilution to existing stockholders may occur.
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
Long-term growth rate: the long-term growth rate represents the rate at which our single reporting unit's earnings are expected to grow or losses to decrease. Our assumed long-term growth rate was based on projected long-term inflation and gross domestic product growth estimates for the countries in which we operate and a long-term growth estimate for our business and the industry in which we operate. The long-term growth rate selected for the 2024, 2023 and 2022 annual impairment analyses was 3.0%.
Discount rate: our reporting unit's future cash flows are discounted at a rate that is consistent with our average weighted cost of capital that is likely to be utilized by market participants. The weighted-average cost of capital is our estimate of the overall returns required by both debt and equity investors, weighted by their respective contributions of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in our business and in our internally-developed forecasts. The discount rates selected for the 2024, 2023 and 2022 annual impairment analyses were 24.5%, 22.0% and 27.0%, respectively. Our selected discount rate was higher in 2024 in comparison to 2023 primarily due to the increase in company-specific risk premium ("CSRP"). The increase in CSRP was related to an increase in operational risk in earnings before interest, taxes, depreciation, and amortization.
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
During the third quarter of 2024, we concluded that it was more likely than not that the estimated fair value of our reporting unit was less than its carrying value. In our assessment, we considered changes in our stock price, market and equity capitalization, operating results and projections. We performed a quantitative goodwill impairment test in conjunction with the annual testing using a discounted cash flow model, supported by a market approach. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $63.0 million non-cash impairment charge in the quarter ended September 30, 2024.
Goodwill allocated to our single reporting unit as of December 31, 2024 was $246.0 million. The projected long-term cash flows used in our fair value estimate are consistent with our most recent operating plan as of the evaluation date and are dependent on the successful execution of our business plan, overall industry growth rates and the competitive environment.
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
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. As of December 31, 2024, we have interest rate risk in connection with the Term Loan under the Credit Agreement and foreign currency exchange rate risk from our global operations.
Interest Rate Risk
Under the Credit Agreement, borrowings bear interest at rates determined based on either the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement). As of December 31, 2024, our Term Loan bore interest at a variable rate based on the Adjusted Term SOFR rate. As a result, we are subject to interest rate risk based on the Adjusted Term SOFR rate (or the Reference Rate, as applicable), and our interest obligation on outstanding borrowings will fluctuate with movements in the Adjusted Term SOFR rate (or the Reference Rate, as applicable). As of December 31, 2024, the stated interest rate on the Term Loan was 11.59%, per annum.
Certain voluntary or mandatory prepayments of the Term Loan, as prescribed by the Credit Agreement, are subject to prepayment premiums as follows: (i) with respect to any such payment occurring on or before December 31, 2025, a 3.0% prepayment premium plus a make-whole amount based on U.S. Treasury notes yield, (ii) with respect to any such payment occurring after December 31, 2025 and on or before December 31, 2026, a 1.0% prepayment premium, and (iii) with respect to any such payment occurring after December 31, 2026, no prepayment premium.
As of December 31, 2024, our exposure to interest rate risk calculated using the Adjusted Term SOFR rate or the Reference Rate was not material. As of December 31, 2024, our exposure to interest rate risk related to prepayment breakage costs and prepayment premiums was not material.
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
There can be no guarantee that exchange rates will remain constant in future periods. In addition to the impact from the U.S. Dollar to Euro exchange rate movements, we are also impacted by the movements in the exchange rates between the U.S. Dollar and various South American, Asia Pacific and other European currencies. We performed a sensitivity analysis, assuming a 10% decrease or increase in the value of foreign currencies in which we operate. We determined that a 10% decrease in value would have resulted in a decrease to our net loss of approximately $10.9 million and a 10% increase in value would have resulted in an increase to our net loss of approximately $7.3 million for the year ended December 31, 2024.
As of December 31, 2024, of our total $33.5 million in cash and cash equivalents, including restricted cash, $9.1 million was held by foreign subsidiaries. Of this amount, we believe $2.0 million could be subject to income tax withholding of 5% to 15% if the funds were repatriated to the U.S.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of comScore, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of comScore, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in convertible redeemable preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenues – Certain Complex Contracts – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
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

Given the complexity of certain of the Company's contracts, such as contracts with multichannel video programming distributors ("MVPDs") that involve both the purchase and sale of services with a single counterparty, we concluded that revenue recognition from certain identified contracts represents a critical audit matter because of the judgments necessary for management to identify performance obligations, determine the transaction price, allocate transaction price to the performance obligations and recognize revenue when performance obligations are satisfied. Performing audit procedures related to revenue recognition for these contracts required more extensive audit effort and a higher degree of auditor judgment.
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
•For a selection of revenue contracts identified as having more complex terms, we performed the following:
◦Analyzed the underlying contract and any amendments or modifications to determine if all arrangement terms that may have an impact on revenue recognition were identified and independently evaluated management's accounting for the contract.
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
During the third quarter of 2024, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered changes in the Company's stock price, market and equity capitalization, operating results and projections. The Company performed quantitative testing on its reporting unit using a discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $63.0 million non-cash impairment charge during the three months ended September 30, 2024. No additional impairment indicators were identified during the fourth quarter of 2024.
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
•We evaluated the impact of changes in management's revenue forecasts from the October 1, 2024, annual measurement date, to December 31, 2024.

/s/ Deloitte & Touche LLP
McLean, Virginia
March 6, 2025
We have served as the Company's auditor since 2017.

COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$29,937	$22,750
Restricted cash	3,531	186
Accounts receivable, net of allowances of $462 and $614, respectively ($913 and $786 of accounts receivable attributable to related parties, respectively)	64,266	63,826
Prepaid expenses and other current assets	10,323	11,228
Total current assets	108,057	97,990
Property and equipment, net	47,116	41,574
Operating right-of-use assets	13,173	18,628
Deferred tax assets	2,624	2,588
Intangible assets, net	5,058	8,115
Goodwill	246,010	310,360
Other non-current assets	8,209	12,040
Total assets	$430,247	$491,295
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable ($2,070 and $11,996 attributable to related parties, respectively)	$16,471	$30,551
Accrued expenses ($8,588 and $3,781 attributable to related parties, respectively)	35,013	34,422
Contract liabilities ($714 and $1,784 attributable to related parties, respectively)	45,464	48,912
Revolving line of credit	—	16,000
Accrued dividends (related parties)	8,962	24,132
Customer advances	9,566	11,076
Current operating lease liabilities	8,598	7,982
Other current liabilities	7,230	9,486
Total current liabilities	131,304	182,561
Secured term loan	40,718	—
Non-current operating lease liabilities	14,805	23,003
Non-current portion of accrued data costs ($22,031 and $21,908 attributable to related parties, respectively)	33,551	32,833
Deferred tax liabilities	891	1,321
Other non-current liabilities	9,771	7,589
Total liabilities	231,040	247,307
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 95,784,903 shares and 82,527,609 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $245,732 as of December 31, 2024 and $228,132 as of December 31, 2023 (related parties)	207,470	187,885
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares issued or outstanding as of December 31, 2024 or 2023	—	—
Common stock, $0.001 par value; 13,750,000 shares authorized as of December 31, 2024 and 2023; 5,228,814 shares issued and 4,890,575 shares outstanding as of December 31, 2024, and 5,093,380 shares issued and 4,755,141 shares outstanding as of December 31, 2023	5	5
Additional paid-in capital	1,714,052	1,696,612
Accumulated other comprehensive loss	(18,068)	(14,110)
Accumulated deficit	(1,474,268)	(1,396,420)
Treasury stock, at cost, 338,239 shares as of December 31, 2024 and 2023	(229,984)	(229,984)
Total stockholders' equity (deficit)	(8,263)	56,103
Total liabilities, convertible redeemable preferred stock and stockholders' equity (deficit)	$430,247	$491,295

See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(In thousands, except share and per share data)	2024	2023	2022
Revenues (1)	$356,047	$371,343	$376,423

Cost of revenues (1) (2) (3)	208,708	205,580	205,294
Selling and marketing (2) (3)	57,622	63,322	68,453
Research and development (2) (3)	33,066	33,701	36,987
General and administrative (2) (3)	47,679	51,192	61,200
Amortization of intangible assets	3,057	5,213	27,096
Impairment of goodwill	63,000	78,200	46,300
Impairment of right-of-use and long-lived assets	1,397	1,502	156
Restructuring	1,027	6,234	5,810
Total expenses from operations	415,556	444,944	451,296
Loss from operations	(59,509)	(73,601)	(74,873)
Interest expense, net	(1,883)	(1,445)	(915)
Other income, net	651	42	9,785
Gain (loss) from foreign currency transactions	1,417	(2,824)	1,166
Loss before income taxes	(59,324)	(77,828)	(64,837)
Income tax provision	(924)	(1,533)	(1,724)
Net loss	$(60,248)	$(79,361)	$(66,561)
Net loss available to common stockholders:
Net loss	$(60,248)	$(79,361)	$(66,561)
Convertible redeemable preferred stock dividends (1)	(17,600)	(16,270)	(15,513)
Total net loss available to common stockholders	$(77,848)	$(95,631)	$(82,074)
Net loss per common share (4):
Basic and diluted	$(15.53)	$(19.88)	$(17.71)
Weighted-average number of shares used in per share calculation - Common Stock (4):
Basic and diluted	5,014,049	4,811,233	4,634,178
Comprehensive loss:
Net loss	$(60,248)	$(79,361)	$(66,561)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	(3,958)	1,830	(3,842)
Total comprehensive loss	$(64,206)	$(77,531)	$(70,403)
(1) Transactions with related parties are included in the line items above as follows (refer to Footnote 13, Related Party Transactions, for further information):

	Years Ended December 31,
	2024	2023	2022
Revenues	$10,217	$11,420	$14,934
Cost of revenues	30,450	29,265	26,971
Convertible redeemable preferred stock dividends	(17,600)	(16,270)	(15,513)
(2) Excludes amortization of intangible assets, which is presented separately in the Consolidated Statements of Operations and Comprehensive Loss.
(3) Stock-based compensation expense is included in the line items above as follows:

	Years Ended December 31,
	2024	2023	2022
Cost of revenues	$221	$533	$1,144
Selling and marketing	126	380	1,021
Research and development	161	411	827
General and administrative	2,683	3,211	5,186
Total stock-based compensation expense	$3,191	$4,535	$8,178
(4) Adjusted retroactively for the Reverse Stock Split, refer to Footnote 2, Summary of Significant Accounting Policies.

See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock (2)		Additional Paid-In Capital (2)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, At Cost	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	82,527,609	$187,885	4,520,364	$5	$1,683,969	$(12,098)	$(1,218,715)	$(229,984)	$223,177
Net Loss	—	—	—	—	—	—	(66,561)	—	(66,561)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(15,513)	—	(15,513)
Foreign currency translation adjustment	—	—	—	—	—	(3,842)	—	—	(3,842)
Exercise of Common Stock options, net	—	—	4,848	—	103	—	—	—	103
Restricted stock units distributed	—	—	74,656	—	1,718	—	—	—	1,718
Payments for taxes related to net share settlement of equity awards	—	—	(656)	—	(23)	—	—	—	(23)
Other	—	—	6,035	—	(3)	—	—	—	(3)
Amortization of stock-based compensation	—	—	—	—	5,106	—	—	—	5,106
Balance as of December 31, 2022	82,527,609	$187,885	4,605,247	$5	$1,690,870	$(15,940)	$(1,300,789)	$(229,984)	$144,162
Net Loss	—	—	—	—	—	—	(79,361)	—	(79,361)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(16,270)	—	(16,270)
Foreign currency translation adjustment	—	—	—	—	—	1,830	—	—	1,830
Exercise of Common Stock options, net	—	—	150	—	3	—	—	—	3
Restricted stock units distributed	—	—	152,375	—	3	—	—	—	3
Payments for taxes related to net share settlement of equity awards	—	—	(2,631)	—	(65)	—	—	—	(65)
Settlement of restricted stock unit liability	—	—	—	—	2,761	—	—	—	2,761
Amortization of stock-based compensation	—	—	—	—	3,040	—	—	—	3,040
Balance as of December 31, 2023	82,527,609	$187,885	4,755,141	$5	$1,696,612	$(14,110)	$(1,396,420)	$(229,984)	$56,103
Net Loss	—	—	—	—	—	—	(60,248)	—	(60,248)
Convertible redeemable preferred stock, net of issuance costs (1)	13,257,294	19,585	—	—	13,017	—	—	—	13,017
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(17,600)	—	(17,600)
Foreign currency translation adjustment	—	—	—	—	—	(3,958)	—	—	(3,958)
Exercise of Common Stock options, net	—	—	33	—	—	—	—	—	—
Restricted stock units distributed	—	—	140,901	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(5,461)	—	(81)	—	—	—	(81)
Settlement of restricted stock unit liability	—	—	—	—	1,895	—	—	—	1,895
Amortization of stock-based compensation	—	—	—	—	2,609	—	—	—	2,609
Other	—	—	(39)	—	—	—	—	—	—
Balance as of December 31, 2024	95,784,903	$207,470	4,890,575	$5	$1,714,052	$(18,068)	$(1,474,268)	$(229,984)	$(8,263)
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit), and Footnote 13, Related Party Transactions, of the Notes to Consolidated Financial Statements for additional information).
(2) Adjusted retroactively for the Reverse Stock Split, refer to Footnote 2, Summary of Significant Accounting Policies.
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2024	2023	2022
Operating activities:
Net loss	$(60,248)	$(79,361)	$(66,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	63,000	78,200	46,300
Depreciation	22,087	19,778	16,828
Non-cash operating lease expense	5,240	5,456	6,060
Amortization expense of finance leases	3,651	1,929	2,364
Stock-based compensation expense	3,191	4,535	8,178
Amortization of intangible assets	3,057	5,213	27,096
Impairment of right-of-use and long-lived assets	1,397	1,502	156
Change in fair value of warrant liability	(669)	(49)	(9,802)
Deferred tax provision	(841)	(35)	(475)
Other	2,008	2,297	4,468
Changes in operating assets and liabilities:
Accounts receivable	(1,649)	4,781	2,596
Prepaid expenses and other assets	1,987	2,185	(805)
Accounts payable, accrued expenses, and other liabilities	(10,570)	(4,121)	7,396
Contract liability and customer advances	(4,739)	(5,517)	(1,587)
Operating lease liabilities	(8,798)	(7,867)	(7,275)
Net cash provided by operating activities	18,104	28,926	34,937

Investing activities:
Capitalized internal-use software costs	(23,249)	(22,206)	(16,685)
Purchases of property and equipment	(813)	(1,580)	(1,137)
Net cash used in investing activities	(24,062)	(23,786)	(17,822)

Financing activities:
Proceeds from secured term loan	45,000	—	—
Proceeds from insurance financing	2,118	—	—
Payments for dividends on convertible redeemable preferred stock (1)	—	—	(15,512)
Principal payments on insurance financing	(2,122)	—	—
Principal payments on finance leases	(2,852)	(2,066)	(2,519)
Contingent consideration payment at initial value	(3,704)	(1,037)	—
Payments of debt issuance costs	(4,551)	—	—
Payments of line of credit	(16,000)	—	—
Other	(266)	(291)	(101)
Net cash provided by (used in) financing activities	17,623	(3,394)	(18,132)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,133)	748	(820)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,532	2,494	(1,837)
Cash, cash equivalents and restricted cash at beginning of period	22,936	20,442	22,279
Cash, cash equivalents and restricted cash at end of period	$33,468	$22,936	$20,442

	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$29,937	$22,750	$20,044
Restricted cash	3,531	186	398
Total cash, cash equivalents and restricted cash	$33,468	$22,936	$20,442

	Years Ended December 31,
	2024	2023	2022
Supplemental cash flow disclosures:
Interest paid	$1,211	$1,542	$652
Income taxes paid, net of refunds	1,305	2,108	1,804
Operating cash flows from operating leases	11,081	10,922	10,364
Operating cash flows from finance leases	712	244	338

Supplemental non-cash activities:
Issuance of convertible redeemable preferred stock (related parties) (1) (2)	32,771	—	—
Convertible redeemable preferred stock dividends accrued but not yet paid (1)	8,962	16,270	7,863
Right-of-use assets obtained in exchange for finance lease liabilities	7,861	3,195	1,106
Settlement of restricted stock unit liability	1,895	2,762	1,718
Modification of operating right-of-use assets	1,216	292	—
Change in accounts payable and accrued expenses related to capital expenditures	653	1,130	1,162
Accrued debt issuance costs	559	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,211	908
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit), and Footnote 13, Related Party Transactions, of the Notes to Consolidated Financial Statements for additional information).
(2) The convertible redeemable preferred stock issued in 2024 was initially recognized at fair value. The Company recorded the initial fair value, net of issuance costs, of $19.6 million within mezzanine equity and the remaining $13.0 million within additional paid-in capital on the Consolidated Balance Sheets. Refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit), of the Notes to Consolidated Financial Statements.
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization
comScore, Inc., together with its consolidated subsidiaries (collectively, "Comscore" or the "Company"), headquartered in Reston, Virginia, is a global information and analytics company that measures advertising, content, and the consumer audiences of each, across media platforms.
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
The Common Stock began trading on a split-adjusted basis on the Nasdaq Global Select Market on December 20, 2023, under the existing trading symbol "SCOR", but the security was assigned a new CUSIP number (20564W204).
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
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, contingent consideration has been aggregated within other current liabilities on the Consolidated Balance Sheets and the change in fair value of contingent consideration liability has been aggregated within other operating activities on the Consolidated Statements of Cash Flows.
Use of Estimates and Judgments in the Preparation of the Consolidated Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of management's Standalone Selling Price ("SSP"), principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill, intangible and other long-lived assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, the fair value determination of contingent consideration from business combinations, financing-related liabilities and warrants, the initial fair value determination of the Preferred Stock (as defined below) and the valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.

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
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and the current portion of contract liabilities and customer advances reported in the Consolidated Balance Sheets approximate fair value due to the short-term nature of these instruments. The carrying amount of the Company's prior revolving line of credit approximated fair value due to the variable rate nature of the debt.
Preferred Stock
In January 2021, the Company entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. (together with its affiliate Qurate SCOR, LLC, "Qurate") and Pine Investor, LLC ("Pine") (the "Securities Purchase Agreements") for the issuance and sale of shares of Series B Convertible Preferred Stock, par value $0.001 ("Preferred Stock") as described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit). The issuance of the Preferred Stock pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021.
On May 16, 2023, Qurate sold 27,509,203 shares of Preferred Stock to Liberty Broadband Corporation ("Liberty") in a privately negotiated transaction.
On July 24, 2024, the Company issued 13,257,294 additional shares of Preferred Stock to the existing holders of Preferred Stock in exchange for cancellation of the Company's obligation to pay accrued dividends totaling $32.8 million to such holders for annual dividend periods ended in 2023 and 2024. The additional shares of Preferred Stock have the same terms and conditions as the Preferred Stock previously issued by the Company. In connection with the issuance of the additional shares of Preferred Stock, the Company and the holders of the Preferred Stock also entered into an amendment to the Stockholders Agreement between the parties. Among other things, the amendment reduced the $100.0 million special dividend threshold set forth in the Stockholders Agreement by an amount equal to the liquidation preference of the additional Preferred Stock ($32.8 million). After further reducing the threshold by annual dividends paid in prior years, the current special dividend threshold is $47.0 million.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of December 31, 2024 because a deemed liquidation event is not considered probable.
All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (for example, more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the financial statements. No embedded features were identified requiring bifurcation, other than the change of control redemption feature.

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
Restricted cash represents security deposits for subleased office space and cash collateral for outstanding letters of credit.
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
The following is a summary of the activity within the allowance for doubtful accounts:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Beginning balance	$(614)	$(798)	$(1,173)
Bad debt expense	(396)	(236)	(312)
Recoveries	(62)	(99)	(126)
Write-offs	610	519	813
Ending balance	$(462)	$(614)	$(798)
Property and Equipment, net
Property and equipment is recorded at cost, net of accumulated depreciation, and is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 10 years. Finance lease assets are recorded at their net present value at the commencement of the lease. Both finance lease assets and leasehold improvements are amortized on a straight-line basis over the shorter of the related lease terms or their useful lives. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred.
Included in property and equipment, net, are capitalized software costs to purchase and develop internal-use software, which the Company uses to provide services to its clients. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use in the Company's products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be 3 years. During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $22.8 million, $22.4 million, and $17.2 million in internal-use software costs, respectively. The Company amortized $20.4 million, $18.1 million and $15.1 million in capitalized internal-use software costs during the years ended December 31, 2024, 2023 and 2022, respectively.
Business Combination
In December 2021, the Company and two newly formed, wholly owned subsidiaries of the Company entered into an Agreement and Plan of Merger (the "Merger Agreement" or "Merger") with Shareablee, Inc. ("Shareablee"), to acquire Shareablee in exchange for shares of the Company's Common Stock and contingent consideration payable subject to the achievement of certain conditions set forth in the Merger Agreement. Total consideration paid or payable by the Company related to the Merger (valued as of the closing date of the Merger) was $31.4 million, which included $5.6 million for the fair value of contingent consideration payable based on the achievement of certain contractual milestones or future revenue performance. The maximum amount of contingent consideration payable under the Merger was $8.6 million.
In April 2022, the contingency was resolved and the full amount was deemed payable, subject to reduction for any pending indemnification claims and other terms set forth in the Merger Agreement. The resolution of this contingency eliminated the option pricing model as a valuation technique, and the fair value was remeasured using only the discounted cash flow model. The Company settled the first installment of $3.7 million in cash in 2023 and the second installment of $3.7 million in cash in 2024. In December 2024, the Company elected to settle the third and final installment of $1.2 million in cash. This amount remained outstanding as of December 31, 2024 and was paid in 2025. Refer to Footnote 6, Fair Value Measurements, for additional information on the fair value of the contingent consideration.

Cloud Computing Implementation Costs
Certain costs incurred for implementation, setup, and other upfront activities in a hosting arrangement that is a service contract are capitalized during the application development stage. Upgrades and enhancements are capitalized if they will result in additional functionality. Amortization of capitalized costs is recorded on a straight-line basis over the term of the associated hosting arrangement, inclusive of reasonably certain renewal periods. As of December 31, 2024 and 2023, capitalized implementation costs, net of accumulated amortization, were $2.2 million and $3.5 million, respectively.
The Company determined the expected period of benefit of the capitalized implementation costs was five years. Amortization costs are classified within general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company recorded $1.4 million of amortization expense for each of the years ended December 31, 2024, 2023 and 2022.
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
During the third quarter of 2024, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered changes in the Company's stock price, market and equity capitalization, operating results and projections. The Company performed quantitative testing on its reporting unit using a discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $63.0 million non-cash impairment charge during the three months ended September 30, 2024. No additional impairment indicators were identified during the fourth quarter of 2024. Refer to Footnote 9, Goodwill and Intangible Assets, for further information.
As part of the annual test as of October 1, 2023, the Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $34.1 million non-cash impairment charge during the three months ended December 31, 2023.
In the second quarter of 2023, the Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $44.1 million non-cash impairment charge during the three months ended June 30, 2023.
In the third quarter of 2022, the Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $46.3 million non-cash impairment charge during the three months ended September 30, 2022.
Intangible assets with finite lives are generally amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies and technology	5
Acquired software	2
Customer relationships	11
Intellectual property	16
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
Although the Company believes that the carrying values of its goodwill and definite-lived intangible assets are appropriately stated as of December 31, 2024, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
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
The Company performed an analysis in the third quarter of 2024 related to the execution of a sublease for an office space for which expected cash receipts are less than the disbursements for the primary lease. The Company recorded a $1.4 million non-cash impairment charge related to the ROU asset and associated leasehold improvements during the three months ended September 30, 2024. The fair value of the ROU asset was estimated using an income approach and a discount rate of 9.3%.
The Company performed an analysis in the third quarter of 2023 related to the abandonment of two leased office spaces, which changed the extent and manner for which the ROU assets and related long-lived assets were being used. The Company recorded a non-cash impairment charge of $1.5 million related to the ROU assets during the three months ended September 30, 2023.
The Company performed an analysis in the fourth quarter of 2022 related to the execution of a sublease for a property for which expected cash receipts were less than the disbursements for the lease. The Company recorded a $0.2 million non-cash impairment charge related to the ROU asset during the three months ended December 31, 2022. The fair value of the ROU asset was estimated using an income approach and a discount rate of 7.4%.
Although the Company believes that the carrying values of its other long-lived assets are appropriately stated as of December 31, 2024, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
Warrants Liability
In 2019, the Company issued warrants in connection with the private placement described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit). The warrants were determined to be freestanding financial instruments that qualify for liability treatment as a result of net cash settlement features associated with a cap on the issuance of shares, under certain circumstances, or upon a change of control. Changes in the fair value of these instruments were recorded in other income, net in the Consolidated Statements of Operations and Comprehensive Loss.
The fair value of each warrant was estimated utilizing an option pricing model. Significant valuation inputs included the exercise price, price and expected volatility of the Company's Common Stock, risk-free rate and the remaining term of the warrants. All remaining warrants expired on June 26, 2024.
Leases
The Company's lease portfolio is comprised of two major classes. Real estate leases, which are the majority of the Company's leased assets, are accounted for as operating leases. Computer equipment leases are generally accounted for as finance leases.
The Company determines if an arrangement is or contains a lease at inception and whether the lease should be classified as an operating or finance lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Operating ROU assets also include the impact of any lease incentives. A ROU asset and lease liability are not recorded for short-term leases with an initial term of 12 months or less.
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
Foreign Currency
Generally, the functional currency of the Company's foreign subsidiaries is the local currency. In those cases where the transaction is not denominated in the functional currency, the Company revalues the transaction to the functional currency and records the transaction gain or loss in the Company's Statements of Operations and Comprehensive Loss. Assets and liabilities are translated at the current exchange rate as of the end of the year, and revenues and expenses are translated at average exchange rates in effect during the year. The gain or loss resulting from the process of translating a foreign subsidiary's functional currency financial statements into U.S. Dollars ("USD") is reflected as foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive loss. The translation adjustment for intercompany foreign currency loans that are permanent in nature are also recorded as accumulated other comprehensive loss. Translation adjustments on intercompany accounts that are short term in nature are recorded as (loss) gain from foreign currency transactions. For foreign entities where USD is the functional currency, re-measurement of gains and losses related to deferred tax assets and liabilities are reflected in income tax provision in the Consolidated Statements of Operations and Comprehensive Loss.
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
The Company enters into a limited number of monetary contracts with multichannel video programming distributors ("MVPDs") that involve both the purchase and sale of services with a single counterparty. Each contract is assessed to determine if the revenue and expense should be presented gross or net. In some instances, the Company may provide free distinct goods or services as a form of non-cash consideration to the counterparty. Revenue is recognized for these contracts to the extent SSP is established for distinct services provided. Any excess consideration above the established SSP of services is presented as a reduction to cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of non-cash consideration included in revenues during the years ended December 31, 2024, 2023 and 2022 totaled $4.3 million, $4.2 million, and $3.9 million, respectively. The fair value of non-cash consideration included in cost of revenues during the years ended December 31, 2024, 2023 and 2022 totaled $4.3 million, $4.3 million and $4.1 million, respectively.
Contract Balances
Accounts receivable are billed and unbilled amounts where the right to payment from the customer is unconditional but for the passage of time. Contract assets represent amounts where the right to payment in exchange for goods or services transferred is conditioned on future events, such as the entity's continued performance. The portion of contract assets to be billed in the succeeding twelve-month period are included in prepaid expenses and other current assets, and the remaining amounts are included in other non-current assets within the Consolidated Balance Sheets.
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
Cost of Revenues
Cost of revenues consists primarily of costs to produce the Company's products including viewing data from MVPDs, census-based, panel and other third-party data as well as costs to operate its network infrastructure including data center, data storage and compliance costs. Other costs include employee costs including stock-based compensation, depreciation related to assets used to maintain the network and produce products and allocated overhead, including rent and depreciation expenses generated by general purpose equipment and software.
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
Other Income, Net
Other income, net represents income and expenses incurred that are generally not recurring in nature or are not part of the Company's normal operations. The following is a summary of the significant components of other income, net:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Change in fair value of warrants liability	$669	$49	$9,802
Other	(18)	(7)	(17)
Total other income, net	$651	$42	$9,785
Debt Issuance Costs
Debt issuance costs include expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method over the term of the underlying debt instrument. Debt issuance costs, except for costs associated with the Revolving Facility (as defined below), are presented as a direct deduction from the related debt liability in the Consolidated Balance Sheets. Debt issuance costs for the Revolving Facility are included in other non-current assets in the Consolidated Balance Sheets. The Term Loan (as defined below) and Revolving Facility issuance costs are amortized to interest expense, net in the Consolidated Statements of Operations and Comprehensive Loss.
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

The Company estimates forfeitures for stock-based awards at their grant date based on historical experience. The estimated forfeiture rate as of December 31, 2024, 2023 and 2022 was 10.0% for non-executive awards. Awards granted to senior executives have an estimated forfeiture rate of zero. The Company performs a review of its forfeiture rate assumption on an annual basis. Changes in the estimates and assumptions relating to forfeitures and subsequent grants may result in material changes to stock-based compensation expense in the future.
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
Beginning in 2022, the TCJA eliminated the option to immediately deduct research and experiment ("R&E") expenditures in the year incurred pursuant to Internal Revenue Code Section 174 ("Section 174"). The amended provision under Section 174 requires taxpayers to capitalize and amortize these expenditures over five years for research performed in the U.S. and over 15 years for research performed outside the U.S. While it is possible that Congress may defer, modify or repeal this provision, potentially with retroactive effect, it was not deferred, modified or repealed as of December 31, 2024. Due to the Company's federal and state net operating loss ("NOL") carryforwards, the amended provision under Section 174 only increased the Company's state cash taxes payable and reduced its cash flow from operating activities by an immaterial amount in 2024, 2023 and 2022. The capitalized R&E expenditures merely caused a reclassification between the NOL deferred tax asset and capitalized R&E deferred tax asset as of December 31, 2024 and 2023. Because the Company's deferred tax assets have a full valuation allowance against them, the amended provision under Section 174 did not materially impact the Company's tax rate or results of operations.
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
Basic loss per share is computed by dividing net loss available to only the common stockholders by the weighted-average number of common shares outstanding for the period. This includes the effect of vested and deferred stock units granted to members of the Company's Board of Directors ("Board") and certain employees. These awards are expected to be settled in shares of Common Stock and generally distributed upon the earlier of the individual's separation from service or a change of control. Diluted loss per share includes the effect of potential common shares, such as the Company's Preferred Stock, warrants, stock options, restricted stock units and contingent consideration, to the extent the effect is dilutive. In periods with a net loss available to common stockholders, the anti-dilutive effect of these potential common shares is excluded and diluted net loss per share is equal to basic net loss per share.

The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Years Ended December 31,
	2024	2023	2022
Preferred Stock (1)	4,699,620	4,285,418	4,285,418
Warrants	132,698	272,851	272,851
Stock options and restricted stock units	295,249	294,388	249,081
Contingent consideration (2)	—	71,377	211,034
Total	5,127,567	4,924,034	5,018,384
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period (or at the time of issuance, if later).
(2) A contingent consideration liability was recognized as part of the Company's 2021 Shareablee acquisition. The liability payments could have been settled in any combination of cash or shares of Common Stock based on the volume-weighted average trading price of the Common Stock for the 10 trading days prior to the date of each payment. As of December 31, 2024, there are no contingently issuable shares as the Company elected to settle the third and last installment of $1.2 million in cash. The Company calculated a potential anti-dilutive share count based on the maximum contingent consideration as of December 31, 2023 of $1.2 million and the $16.70 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on December 29, 2023. The Company calculated a potential anti-dilutive share count based on the maximum contingent consideration as of December 31, 2022 of $4.9 million and the $23.20 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on December 30, 2022.
For the years ended December 31, 2024, 2023 and 2022, dividends to holders of the Preferred Stock totaled $17.6 million, $16.3 million, and $15.5 million, respectively. These dividends have been included in calculating the total loss available to common stockholders used in the calculation of basic and diluted loss per share.
Recently Adopted Accounting Guidance
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 during the year ended December 31, 2024. Refer to Footnote 14, Segment Information.
Accounting Guidance Issued But Not Adopted at December 31, 2024
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments in this update should be applied on a prospective basis. Retroactive application is permitted. The Company will adopt the new standard effective January 1, 2025 and is currently evaluating the impact that this standard will have on its Consolidated Financial Statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires additional disclosure of the nature of certain expenses in the notes to the financial statements. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The ASU is required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements and related disclosures.

3.Revenue Recognition
The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment. The following table presents the Company's revenue disaggregated by solution group.

(In thousands)	Years Ended December 31,
By solution group:	2024	2023	2022
Content & Ad Measurement
Syndicated Audience	$260,654	$276,101	$282,238
Cross-Platform	40,470	33,803	25,241
Total Content & Ad Measurement	301,124	309,904	307,479
Research & Insight Solutions	54,923	61,439	68,944
Total	$356,047	$371,343	$376,423
The following table presents the Company's revenue disaggregated by geographical market and timing of transfer of products and services. The Company attributes revenue to geographical markets based on the location of the customer.

	Years Ended December 31,
(In thousands)	2024	2023	2022
By geographical market:
United States	$318,364	$335,785	$337,862
Europe	21,264	18,738	19,007
Latin America	6,896	6,986	7,843
Canada	5,577	5,666	7,604
Other	3,946	4,168	4,107
Total	$356,047	$371,343	$376,423
By timing of revenue recognition:
Products and services transferred over time	$308,613	$315,093	$312,723
Products and services transferred at a point in time	47,434	56,250	63,700
Total	$356,047	$371,343	$376,423
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of December 31,
(In thousands)	2024	2023
Accounts receivable, net	$64,266	$63,826
Current and non-current contract assets	3,788	8,833
Current contract liabilities	45,464	48,912
Current customer advances	9,566	11,076
Non-current contract liabilities	688	605
Current and non-current contract assets as of December 31, 2024 decreased from the prior year primarily due to increased contract billings ahead of revenue recognition for license fees in connection with multi-year agreements.
Significant changes in the current contract liabilities balances are as follows:

	Years Ended December 31,
(In thousands)	2024	2023
Revenue recognized that was included in the opening contract liabilities balance	$(48,438)	$(49,470)
Cash received or amounts billed in advance and not recognized as revenue	41,488	44,349
Remaining Performance Obligations
As of December 31, 2024, approximately $240 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 53% of these remaining performance obligations in 2025, and approximately 30% in 2026, with the remainder recognized thereafter.

4.Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)
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
On December 26, 2023, each holder of Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023 (the "December Waivers"). Under the December Waivers and the Certificate of Designations, the deferred dividends would continue to accrue at a rate of 9.5% per year until declared and paid, with payment to occur on or before June 30, 2024.
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
2024 Issuance of Preferred Stock
On July 24, 2024 (the "2024 Issuance Date"), the Company issued 13,257,294 shares of Preferred Stock to the existing holders of Preferred Stock in exchange for cancellation of the Company's obligation to pay the deferred dividends totaling $32.8 million to such holders for annual dividend periods ended in 2023 and 2024. As of the 2024 Issuance Date, the additional shares of Preferred Stock were convertible into 662,862 shares of the Company's Common Stock, representing an effective conversion price of $49.438 per share for the canceled dividend obligation.
The additional shares of Preferred Stock have the same terms and conditions as the Preferred Stock previously issued by the Company, including that holders are entitled to cumulative dividends at a rate of 7.5% per annum, payable annually in arrears and subject to increase under certain circumstances.
In connection with the issuance, the Company and the holders of Preferred Stock also entered into an amendment to the Stockholders Agreement. Among other things, the amendment reduced the $100.0 million Special Dividend threshold set forth in the Stockholders Agreement by an amount equal to the liquidation preference of the additional shares of Preferred Stock ($32.8 million). After further reducing the threshold by annual dividends paid in prior years, the current Special Dividend threshold is $47.0 million.
For purposes of the Consolidated Financial Statements, the 2024 issuance of Preferred Stock was deemed to be a payment of the deferred dividends in the form of Preferred Stock, and the cancellation of the deferred dividend balance constituted an extinguishment of the liability. For extinguishments of a liability, the difference between the requisition price and the net carrying amount of the liability being extinguished should be recognized as a gain or loss when the liability is extinguished. Therefore, the Company estimated the fair value using a binomial lattice model, a form of the income approach, utilizing Level 3 unobservable inputs. The Company used significant inputs and assumptions which included the price and expected volatility of the Common Stock, risk-adjusted discount rate, risk-free rate, expected term, deferred dividends and the timing and probability of a Special Dividend being called and paid as of the 2024 Issuance Date. The Company recorded the fair value of the additional shares of Preferred Stock, net of issuance costs of $19.6 million within mezzanine equity. The remaining $13.0 million of the cancelled dividend balance was recognized in additional paid-in capital on the Consolidated Balance Sheet, because gains in transactions with related parties are recognized as equity contributions.
The Preferred Stock and related agreements include the following rights:
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
On August 30, 2021, the Company filed a registration statement on Form S-3 with respect to the Registrable Securities. The registration statement on Form S-3 became effective on September 21, 2021. The Company is obligated to file an additional registration statement with respect to the shares of Preferred Stock issued in 2024 (and the shares of Common Stock issuable upon conversion of such Preferred Stock) in accordance with the terms of the RRA and plans to file that registration statement in 2025.
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
On June 30, 2022, in accordance with the Certificate of Designations, the Company paid cash dividends totaling $15.5 million to the holders of the Preferred Stock, representing dividends accrued for the period from June 30, 2021 through June 29, 2022. On July 24, 2024, the Company issued 13,257,294 shares of Preferred Stock to cancel $32.8 million of accrued dividends as described above. As of December 31, 2024, accumulated dividends paid totaled $20.3 million.
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
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares at a purchase price equal to the initial purchase price, increased by accrued dividends. The change of control put option was determined to be a derivative liability under ASC 815, Derivatives and Hedging. As of December 31, 2024, the probability of a change of control was determined to be remote, and the fair value of the change of control derivative was determined to be negligible. To the extent the holders of the Preferred Stock do not exercise the put option in a covered change of control, the Company has the right to redeem the remaining Preferred Stock at a redemption price equal to the initial purchase price, increased by accrued dividends.
As described above, the Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Consolidated Balance Sheets.
Conversion Provisions
The Preferred Stock is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion rate is calculated as the product of (i) the conversion factor and (ii) the quotient of (A) the sum of the initial purchase price and accrued dividends with respect to each share of Preferred

Stock divided by (B) the initial purchase price. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. Due to the Reverse Stock Split effected on December 20, 2023, the conversion factor was adjusted to 0.05 pursuant to the Certificate of Designations of the Preferred Stock. As of December 31, 2024, each share of Preferred Stock was convertible into 0.051892 shares of Common Stock, with such assumed conversion rate scheduled to return to 0.05 upon payment of accrued dividends.
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
As of December 31, 2024, no shares of Preferred Stock have been converted into Common Stock, and accrued dividends for the Preferred Stock totaled $9.0 million.
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
The Series A Warrants were exercisable by the holders for a period of five years from the CVI Closing Date and were exercisable into 272,851 shares of Common Stock, equal to the Initial Shares plus the number of shares issued pursuant to the exercise of the Series C Warrants (described above), at an adjusted exercise price equal to $15.83. The Series A Warrants expired on June 26, 2024.
2013 Stock Option/Issuance Plan
On December 16, 2021, the Company assumed certain equity awards outstanding under the Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan") in connection with the acquisition of Shareablee. The Company registered the securities issuable under the 2013 Plan with the SEC on December 23, 2021. The 2013 Plan expired on June 21, 2023. As a result, there are no shares remaining available for future equity awards under the 2013 Plan as of December 31, 2024.
2018 Equity and Incentive Compensation Plan
The Company's stockholders approved the 2018 Equity and Incentive Compensation Plan (the "2018 Plan") at the Company's 2018 Annual Meeting, approved an amendment and restatement of the 2018 Plan at the Company's 2020 Annual Meeting, and approved further amendments of the 2018 Plan at the Company's 2022, 2023 and 2024 Annual Meetings. Under the 2018 Plan, as amended, the Company may grant option rights, appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units up to 2,792,500 shares of Common Stock. The aggregate number of shares of Common Stock available will be reduced by: (i) one share of Common Stock for every one share of Common Stock subject to an award of option rights or appreciation rights granted under the 2018 Plan and (ii) two shares of Common Stock for every one share of Common Stock subject to an award other than option rights or appreciation rights granted under the 2018 Plan. If any award granted under the 2018 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to awards of option rights or appreciation rights and two shares of Common Stock for every one share of Common Stock subject to awards other than of option rights or appreciation rights. The Company registered the securities under the 2018 Plan with the SEC effective June 1, 2018. The maximum number of shares available for future issuance under the 2018 Plan as of December 31, 2024 (excluding outstanding awards) is 837,438.
Stock Options
The Company's Compensation Committee (or Board of Directors, as applicable) approved and awarded 47,400 options for the year ended December 31, 2022 under the 2018 Plan to employees. No options were approved and awarded for the years ended December 31, 2024 and 2023 under the 2018 Plan.

The fair values of options at the date of grant, or when assumed by the Company, were estimated using the Black-Scholes option pricing model utilizing the following assumptions:

Year Ended December 31,
2022
Dividend yield (1)	0.0%
Expected volatility (2)	68.2% - 69.2%
Risk-free interest rate (3)	3.2% - 4.2%
Expected life of options (in years) (4)	6.18 - 6.25
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
A summary of options granted, exercised, forfeited and expired during the years ended December 31, 2024, 2023 and 2022 is included below:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2021	89,152	$89.00
Options granted	47,400	50.00
Options exercised	(4,848)	27.00
Options forfeited	(3,114)	146.60
Options expired	(14,391)	291.40
Options outstanding as of December 31, 2022	114,199	$48.40
Options exercised	(150)	18.20
Options forfeited	(760)	26.64
Options expired	(4,626)	96.42
Options outstanding as of December 31, 2023	108,663	$46.56
Options exercised	(33)	18.20
Options forfeited	(887)	22.53
Options expired	(8,274)	102.19
Options outstanding as of December 31, 2024	99,469	$42.15
Options exercisable as of December 31, 2024	75,269	$39.83
The following table summarizes information about options outstanding, and exercisable, as of December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.40 - $50.00	84,304	$38.14	6.04	60,104	$33.62	5.39
$64.20 - $87.20	15,165	64.45	4.87	15,165	64.45	4.87
	99,469	$42.15	5.86	75,269	$39.83	5.28
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company's Common Stock as of the close of the exercise date. The aggregate intrinsic value for options exercised was zero, zero and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The aggregate intrinsic value for all options exercisable was zero, zero and $0.1 million under the Company's stock plans as of December 31, 2024, 2023 and 2022, respectively. The aggregate intrinsic value for all options outstanding was zero, zero and $0.1 million under the Company's stock plans as of December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, the total unrecognized compensation expense related to outstanding, but not yet exercisable, options is $0.4 million, which the Company expects to recognize over a weighted-average vesting period of approximately 1.5 years.
Stock Awards
The Company's outstanding stock awards are comprised of RSUs, including time-based, performance-based and market-based RSUs.
During 2024, the Company's Compensation Committee (or Board of Directors, as applicable) approved and awarded 229,795 time-based RSUs (of which 119,720 RSUs related to the settlement of an accrued 2023 annual incentive plan liability and vested immediately) under the 2018 Plan to employees and directors of the Company. No market-based RSUs were awarded for the year ended December 31, 2024.

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
A summary of the stock awards granted, vested and forfeited during the years ended December 31, 2024, 2023 and 2022 is presented as follows. RSU awards with undelivered shares are classified as unvested until the date of delivery of the shares.

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2021	201,511	$75.20
Granted	117,929	40.80
Vested	(74,656)	80.20
Forfeited	(12,554)	120.80
Unvested as of December 31, 2022	232,230	$53.80
Granted	234,171	19.08
Vested	(152,422)	23.11
Forfeited	(255)	47.60
Unvested as of December 31, 2023	313,724	$42.38
Granted	229,795	15.19
Vested	(140,901)	20.68
Forfeited	(20,987)	49.68
Unvested as of December 31, 2024	381,631	$33.62
The aggregate intrinsic value for all unvested RSUs outstanding was $2.2 million, $5.2 million, and $5.4 million as of December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, total unrecognized compensation expense related to unvested RSUs was $1.4 million, which the Company expects to recognize over a weighted-average vesting period of approximately 2.5 years.
5.Debt
Secured Credit Agreement
On December 31, 2024, the Company entered into a senior secured financing agreement (the "Credit Agreement") among the Company as borrower, certain of its subsidiaries as guarantors, Blue Torch Finance LLC as administrative agent and collateral agent (in such capacities, the "Agent"), and the lenders from time to time party thereto. The Credit Agreement has a term of four years and matures in December 2028.
The Credit Agreement provides a borrowing capacity of $60.0 million consisting of a $45.0 million term loan that was fully funded at closing (the "Term Loan") and a $15.0 million revolving credit facility that was unfunded at closing (the "Revolving Facility").
Borrowings under the Credit Agreement are made at the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement) and bear interest at a rate per annum equal to (i) the Adjusted Term SOFR rate, subject to a 3.0% floor, plus an applicable margin of 7.0% or (ii) the Reference Rate, subject to a 4.0% floor, plus an applicable margin of 6.0%. The Credit Agreement also provides for an unused commitment fee equal to 1.0% per annum of the unused Revolving Facility commitments. To the extent that an event of default exists and is continuing, at the election of the Agent, all amounts outstanding under the Credit Agreement will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. The Company elected the Adjusted Term SOFR rate for the Term Loan as of December 31, 2024. As of December 31, 2024, the stated interest rate on the Term Loan was 11.59%.
Except as described below, the Company can repay any amounts borrowed under the Revolving Facility prior to the maturity date without any premium or penalty other than customary SOFR breakage costs. Any voluntary or mandatory prepayments of the Term Loan (subject to customary exceptions for prepayments made with Excess Cash Flow (as defined in the Credit Agreement), the net cash proceeds of insurance and condemnation events, and the replacement of certain lenders in accordance with the Credit Agreement), as well as any payments of the Revolving Facility or the Term Loan in connection with an insolvency event, acceleration, other exercise of remedies or the early termination of the Credit Agreement, are subject to prepayment premiums as follows: (i) with respect to any such payment occurring on or before the first anniversary of the closing date, a 3.0% prepayment premium plus a make-whole amount based on U.S. Treasury notes yield, (ii) with respect to any such payment occurring after the first anniversary and on or before the second anniversary of the closing date, a 1.0% prepayment premium, and (iii) with respect to any such payment occurring after the second anniversary of the closing date, no prepayment premium.

The loans are required to be prepaid from time to time with the net cash proceeds of certain debt incurrences, equity issuances, asset sales and other dispositions, insurance and condemnation proceeds, tax refunds and other extraordinary receipts (subject to certain thresholds, exceptions and reinvestment rights). Additionally, beginning with the fiscal year ending December 31, 2025, the Company is required to prepay the loans annually with Excess Cash Flow at the following percentages: (i) if the Total Leverage Ratio (as defined in the Credit Agreement) is greater than 2.25:1.00, 75% of Excess Cash Flow, (ii) if the Total Leverage Ratio is equal to or less than 2.25:1.00 but greater than 1.75:1.00, 50% of Excess Cash Flow, (iii) if the Total Leverage Ratio is equal to or less than 1.75:1.00 but greater than 1.25:1.00, 25% of Excess Cash Flow, and (iv) if the Total Leverage Ratio is equal to or less than 1.25:1.00, 0% of Excess Cash Flow.
The Credit Agreement also contains the following financial covenants:
•a maximum Senior Leverage Ratio (as defined in the Credit Agreement) for the most recently ended four fiscal quarter period, not to exceed the level set forth in the Credit Agreement for the last day of such period, starting with the fiscal quarter ending March 31, 2025; and
•minimum Liquidity (as defined in the Credit Agreement) of $10.0 million at all times.
Additionally, the Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. With respect to dividends, the Credit Agreement prohibits the payment of cash dividends to holders of the Company's Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends, including a heightened Liquidity requirement, on and after that date.
The Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders (as defined in the Credit Agreement) may accelerate any amounts outstanding and terminate lender commitments. The Credit Agreement is guaranteed by the Company and certain of its domestic subsidiaries and is secured by a first lien security interest in substantially all assets of the Company and such subsidiaries, as set forth in a pledge and security agreement dated December 31, 2024 (the "Security Agreement") among the Company, the guarantor subsidiaries and the Agent.
The Term Loan is recorded on the Consolidated Balance Sheet, net of debt issuance costs and debt discount. The debt issuance costs and debt discount associated with the Term Loan were capitalized and will be amortized through interest expense, net on the Consolidated Statements of Operations and Comprehensive Loss during the term of the Term Loan. As of December 31, 2024, the effective interest rate was 14.54%.
The Credit Agreement was evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument. Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the financial statements. No embedded features were identified requiring bifurcation, other than the change of control feature. The Company reassesses whether a change in control is considered probable as of each reporting date. The change in control feature is not recorded on the Consolidated Balance Sheet as of December 31, 2024 because a change in control is not considered probable.
The Company's total debt obligations under the Credit Agreement as of December 31, 2024 are as follows:

(in thousands)	December 31, 2024
Secured term loan	$45,000
Less: Unamortized debt discount and issuance costs	(3,832)
Total (1)	$41,168
(1) The current portion of the Term Loan of $0.5 million is classified within other current liabilities in the Consolidated Balance Sheets as of December 31, 2024.
The information set forth below summarizes the required future principal payments on the Term Loan, by year, as of December 31, 2024:

(In thousands)
2025	$450
2026	2,250
2027	2,250
2028	40,050
Total	$45,000
The debt issuance costs associated with the Revolving Facility are capitalized and recorded in other non-current assets in the Consolidated Balance Sheet. As of December 31, 2024, the Company had no borrowings outstanding under the Revolving Facility, with remaining borrowing capacity of $15.0 million.
Prior Credit Agreement
On May 5, 2021, the Company entered into a senior secured revolving credit agreement (the "Prior Credit Agreement") among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America N.A., as administrative agent (in such capacity, the "Agent"), and the lenders from time to time party thereto.
The Prior Credit Agreement had an original borrowing capacity equal to $25.0 million and bore interest on borrowings at a Eurodollar Rate (as defined in the Prior Credit Agreement) that was based on LIBOR. The Company could also request the issuance of letters of credit under the

Prior Credit Agreement in an aggregate amount up to $5.0 million, which would reduce the amount of available borrowings by the amount of such issued and outstanding letters of credit. The facility originally had a maturity of three years from the closing date of the agreement.
On February 25, 2022, the Company entered into an amendment (the "2022 Amendment") to the Prior Credit Agreement to expand its aggregate borrowing capacity from $25.0 million to $40.0 million. The 2022 Amendment also replaced the Eurodollar Rate with a SOFR-based interest rate and modified the Applicable Rate definition in the Prior Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 2.50%. Finally, the 2022 Amendment modified certain financial covenants under the Prior Credit Agreement.
On February 24, 2023, the Company entered into an additional amendment (the "2023 Amendment") to the Prior Credit Agreement. Among other things, the 2023 Amendment (i) increased the minimum Consolidated EBITDA and Consolidated Asset Coverage Ratio financial covenant requirements under the Prior Credit Agreement, (ii) modified the measurement periods for certain financial covenants contained in the Prior Credit Agreement, (iii) introduced a minimum liquidity covenant, and (iv) modified the Applicable Rate definition in the Prior Credit Agreement to increase the Applicable Rate payable on SOFR-based loans to 3.50%.
On May 3, 2024, the Company entered into a third amendment (the "May 2024 Amendment") to the Prior Credit Agreement. Among other things, the May 2024 Amendment (i) extended the maturity date of the facility from May 5, 2024 to November 5, 2024; (ii) reduced the Company's aggregate borrowing capacity under the facility from $40.0 million to $25.0 million; (iii) increased the Applicable Rate payable on SOFR-based loans to 4.50%; (iv) increased the minimum Consolidated Asset Coverage Ratio covenant and decreased the minimum liquidity covenant; (v) limited certain Restricted Payments (as defined in the Prior Credit Agreement) with respect to the Company's equity interests; (vi) required a repayment of $6.0 million to reduce the principal amount outstanding under the Prior Credit Agreement; (vii) updated certain defined terms in the Prior Credit Agreement to reflect the May 2023 transfer of shares of Preferred Stock from Qurate to Liberty; and (viii) provided for certain amendment fees, including a fee of 2.0% of aggregate commitments due on the maturity date (November 5, 2024) unless all obligations were paid in full prior to such date.
On November 1, 2024, the Company repaid the outstanding principal balance of $10.0 million under the Prior Credit Agreement. On November 5, 2024, the Company entered into a fourth amendment (the "November 2024 Amendment") to the Prior Credit Agreement to extend the maturity date with respect to the outstanding letters of credit under the facility to January 31, 2025. The November 2024 Amendment reduced the aggregate lender commitments under the Prior Credit Agreement to equal the outstanding letters of credit (totaling $3.2 million) and limited the purpose of, and use of proceeds under, the Prior Credit Agreement to the issuance of letters of credit.
Additionally, the November 2024 Amendment terminated the following financial covenants: (i) the minimum Consolidated Fixed Charge Coverage Ratio, (ii) the minimum Consolidated Asset Coverage Ratio, and (iii) the minimum Liquidity requirement, each as defined in the Prior Credit Agreement. The November 2024 Amendment maintained the same non-financial covenants, security interest and interest rate as in effect immediately prior to the November 2024 Amendment. Finally, the November 2024 Amendment provided for certain amendment fees, including a fee of $250,000 due on the new maturity date (January 31, 2025) unless all letters of credit were terminated or cash collateralized on or prior to such date.
The Prior Credit Agreement contained restrictive covenants that limited the Company's ability to, among other things, incur additional indebtedness or liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Prior Credit Agreement was also subject to customary events of default, including a change in control.
The Prior Credit Agreement was guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Prior Credit Agreement)) and was secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
On December 31, 2024, the Company terminated the Prior Credit Agreement. The Company used a portion of proceeds from the Term Loan to cash collateralize certain letters of credit that were outstanding under the Prior Credit Agreement. The Company had no borrowings outstanding under the Prior Credit Agreement on the termination date, and no early termination penalties were incurred by the Company in connection with the termination.
6.Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The Company's financial instruments measured at fair value in its Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	December 31, 2024				December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability (1)	$—	$1,191	$—	$1,191	$—	$4,806	$—	$4,806
Warrants liability (2)	—	—	—	—	—	—	669	669
Total	$—	$1,191	$—	$1,191	$—	$4,806	$669	$5,475

(1) The contingent consideration was recognized as part of the 2021 Shareablee acquisition. In April 2022, the contingency was resolved and the full amount was deemed payable. Refer to Footnote 2, Summary of Significant Accounting Policies. In December 2024, the Company elected to settle the third and final installment in cash, which was paid in 2025. As a result, the fair value of this liability as of December 31, 2024 is equal to the payment due. The fair value of this liability as of December 31, 2023 is derived from a technique which utilizes market-corroborated inputs that result in classification as a Level 2 fair value measurement as of such date. The contingent consideration liability is classified within other current liabilities in the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023.
(2) The fair value of this liability was derived from a technique which utilized inputs, certain of which were significant and unobservable, that resulted in classification as a Level 3 fair value measurement. Warrants liability included only the Series A Warrants as of December 31, 2023. Warrants liability was classified within other current liabilities on the Consolidated Balance Sheets. The Series A Warrants expired on June 26, 2024 and there are no warrants outstanding as of December 31, 2024.
There were no changes to the Company's valuation techniques or methodologies during the years ended December 31, 2024 or 2023.
The following tables present the changes in the Company's recurring Level 3 fair value measurements for the years ended December 31, 2024 and 2023:

(In thousands)	Warrants Liability
Balance as of December 31, 2022	$718
Total gain recognized due to remeasurement (1)	(49)
Balance as of December 31, 2023	$669
Total gain recognized due to remeasurement and expiration of warrants (1)	(669)
Balance as of December 31, 2024	$—
(1) The gain due to remeasurement and expiration of warrants was recorded in other income, net, in the Consolidated Statements of Operations and Comprehensive Loss. The Series A Warrants expired unexercised on June 26, 2024.
The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed as of December 31, 2023 that were remeasured on a recurring basis:

	Fair Value Measurements
	Valuation Technique	Significant Inputs	December 31, 2023
Warrants liability	Option pricing	Stock price	$16.70
		Exercise price	$20.20
		Volatility	75.0%
		Term	0.49 years
		Risk-free rate	5.3%
The primary sensitivities in the valuation of the warrants liability were driven by the exercise price, the Common Stock price at the measurement date and the expected volatility of the Common Stock over the remaining term.
Fair Value Measurements on a Nonrecurring Basis
For the years ended December 31, 2024, 2023 and 2022, the Company recorded goodwill impairment charges of $63.0 million, $78.2 million and $46.3 million, respectively. Refer to Footnote 9, Goodwill and Intangible Assets, for further details. The remeasurement of goodwill is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit's estimated fair value. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record additional non-cash impairment charges.
For the year ended December 31, 2024, the Company recorded the additional shares of Preferred Stock of $19.6 million within mezzanine equity and $13.0 million within additional paid-in capital, which was based on the calculated fair value net of issuance costs. Refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit), for further details. The initial measurement of the additional shares of Preferred Stock is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a binomial lattice model, a form of the income approach, to determine the fair value of the additional Preferred Stock at the 2024 Issuance Date. The Company used significant inputs and assumptions which included the price and expected volatility of the Common Stock, risk-adjusted discount rate, risk-free rate, expected term, deferred dividends and the timing and probability of a Special Dividend being called and paid as of the 2024 Issuance Date.

7.Property and Equipment

	As of December 31,
(In thousands)	2024	2023
Computer equipment	$59,572	$65,975
Capitalized internal-use software	117,863	95,094
Leasehold improvements	14,656	15,571
Computer software (including software license arrangements of $1,365 in 2024 and 2023, respectively)	8,082	8,402
Finance leases	20,974	13,113
Office equipment, furniture, and other	5,154	5,186
Total property and equipment	226,301	203,341
Less: accumulated depreciation and amortization (including software license arrangements of $1,365 in 2024 and $1,350 in 2023)	(179,185)	(161,767)
Total property and equipment, net	$47,116	$41,574
For the years ended December 31, 2024, 2023, and 2022, depreciation expense was $22.1 million, $19.8 million and $16.8 million, respectively. In addition, amortization expense from finance leases was $3.7 million, $1.9 million and $2.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Of the Company's property and equipment, net, 99% was located in the United States as of December 31, 2024 and 2023.
8.Leases
The Company has finance leases for computer equipment and operating leases for real estate. These leases have remaining lease terms of less than one year to five years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within two years. As of December 31, 2024, the weighted average remaining lease term for the Company's finance leases and operating leases was 2.3 years and 2.6 years, respectively. As of December 31, 2024, the weighted average discount rate for the Company's finance leases and operating leases was 9.4% and 11.0%, respectively.
The components of lease cost were as follows:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Finance lease cost
Amortization of right-of-use assets	$3,651	$1,929	$2,364
Interest on lease liabilities	712	244	338
Total finance lease cost	$4,363	$2,173	$2,702

Operating lease cost
Fixed lease cost	$8,248	$9,231	$11,174
Short-term lease cost	73	86	150
Variable lease cost	987	1,077	1,369
Sublease income	(1,647)	(2,001)	(2,572)
Total operating lease cost	$7,661	$8,393	$10,121

Lease costs, net of sublease income, are reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Amortization of right-of-use assets
Cost of revenues	$3,411	$574	$1,747
Selling and marketing	98	629	263
Research and development	90	470	216
General and administrative	52	256	138
Total amortization of right-of-use assets	$3,651	$1,929	$2,364

Operating lease cost
Cost of revenues	$2,643	$2,497	$3,030
Selling and marketing	2,192	2,738	3,391
Research and development	1,787	2,044	2,382
General and administrative	1,039	1,114	1,318
Total operating lease cost	$7,661	$8,393	$10,121
Maturities of operating and finance lease liabilities as of December 31, 2024 were as follows:

(In thousands)	Operating Leases	Finance Leases
2025	$10,594	$4,245
2026	10,014	3,885
2027	5,821	1,559
2028	183	—
2029	91	—
Total lease payments	26,703	9,689
Less: imputed interest	3,300	946
Total lease liabilities	23,403	8,743
Less: current lease liabilities	8,598	3,660
Total non-current lease liabilities	$14,805	$5,083
As of December 31, 2024, the Company has four subleases. One sublease has a non-cancelable term of less than one year. The remaining three subleases are non-cancelable and have remaining lease terms of one year to three years. None of these subleases contain any options to renew or terminate the sublease agreement. Future expected cash receipts from these subleases as of December 31, 2024 were as follows:

(In thousands)	Sublease Receipts
2025	$2,018
2026	2,155
2027	1,145
2028 and thereafter	—
Total expected sublease receipts	$5,318
9.Goodwill and Intangible Assets
The Company tests goodwill for impairment annually during the fourth quarter as of October 1, or more frequently when events or changes in circumstances indicate that fair value is below carrying value. In the third quarter of 2024, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the decline in the Company's stock price, market and equity capitalization, operating results and projections. The fair value of the reporting unit was determined using a discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs, supported by a market approach. The Company relied in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis. The Company's reporting unit did not pass the goodwill impairment test and as a result, the Company recorded a $63.0 million impairment charge during the three months ended September 30, 2024. No additional impairment indicators were identified during the fourth quarter of 2024.
In conjunction with its annual test as of October 1, 2023, the Company performed a quantitative goodwill impairment test as of September 30, 2023. In its assessment, the Company considered the decline in revenues in 2023 which drove lower revenue growth expectations in future years. The Company also considered the decline in the Company's stock price and market capitalization. The fair value of the reporting unit was determined using a discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs, supported by a market approach. The Company relied in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis. The Company's reporting unit did not pass the goodwill impairment test and as a result, the Company recorded a $34.1 million impairment charge during the three months ended December 31, 2023.
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
In conjunction with its annual test as of October 1, 2022, the Company performed a quantitative goodwill impairment test as of September 30, 2022. In its assessment, the Company considered the decline in the Company's stock price and market capitalization, among other factors. The fair value of the reporting unit was determined using a discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs, supported by a market approach. The Company relied in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis. The Company's reporting unit did not pass the goodwill impairment test and as a result, the Company recorded a $46.3 million impairment charge during the three months ended September 30, 2022.
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2022 (1)	$387,973
Impairment charge	(78,200)
Translation adjustments	587
Balance as of December 31, 2023	$310,360
Impairment charge	(63,000)
Translation adjustments	(1,350)
Balance as of December 31, 2024	$246,010

(1) Goodwill balance is net of an accumulated impairment charge of $270.6 million as of December 31, 2022.
The carrying values of the Company's definite-lived intangible assets are as follows:

	As of			As of
	December 31, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies and technology	$154,400	$(151,982)	$2,418	$154,409	$(150,783)	$3,626
Customer relationships	46,529	(43,889)	2,640	46,623	(42,663)	3,960
Intellectual property	14,364	(14,364)	—	14,366	(14,076)	290
Acquired software	9,765	(9,765)	—	9,765	(9,526)	239
Panel	3,102	(3,102)	—	3,107	(3,107)	—
Trade names	739	(739)	—	750	(750)	—
Other	600	(600)	—	600	(600)	—
Total intangible assets	$229,499	$(224,441)	$5,058	$229,620	$(221,505)	$8,115
Amortization expense related to intangible assets was $3.1 million, $5.2 million, and $27.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Of the Company's definite-lived intangible assets, net, all were generated by or located in the United States as of December 31, 2024 and 2023.
The weighted-average remaining amortization period by major asset class as of December 31, 2024 is as follows:

(In years)
Acquired methodologies and technology	2.0
Customer relationships	2.0

The estimated future amortization of intangible assets is as follows:

(In thousands)
2025	$2,529
2026	2,529
Thereafter	—
Total	$5,058
10.Accrued Expenses

	As of December 31,
(In thousands)	2024	2023
Accrued data costs	$20,835	$15,529
Payroll and payroll-related	8,566	10,604
Professional fees	2,360	2,203
Restructuring accrual	342	1,630
Other	2,910	4,456
Total accrued expenses	$35,013	$34,422
11.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with MVPDs and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms from less than one year to six years. As of December 31, 2024, the total fixed payment obligations related to set-top box and connected television data agreements are $125.5 million and $25.4 million, respectively.
The information set forth below summarizes the contractual obligations, by year, as of December 31, 2024:

(In thousands)
2025	$40,285
2026	40,266
2027	26,135
2028	15,903
2029	14,115
Thereafter	14,163
Total	$150,867
In addition, the Company expects to make variable payments related to a set-top box data agreement totaling an estimated $108.8 million over the next seven years.
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
State Sales Tax Audit
In January 2025, the Company received an initial audit assessment from the State of Washington Department of Revenue related to an audit of potential sales tax liabilities in Washington for fiscal years 2020 through 2023. The aggregate assessment calculated by the Department of Revenue, including alleged penalties and interest, was approximately $8.0 million. The Company has petitioned for review of the audit assessment and believes it has a strong position that its activities are not taxable under the applicable terms of Washington law. As of December 31, 2024, the Company cannot reasonably estimate the outcome of the review and the potential liability, if any, that may be incurred in this matter.

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
12.Income Taxes
The components of loss before income tax provision are as follows:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Domestic	$(61,420)	$(79,078)	$(69,981)
Foreign	2,096	1,250	5,144
Total	$(59,324)	$(77,828)	$(64,837)
Income tax provision is as follows:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Current:
Federal	$—	$—	$51
State	35	259	227
Foreign	1,730	1,309	1,921
Total	$1,765	$1,568	$2,199
Deferred:
Federal	$(60)	$(128)	$8
State	(359)	(687)	16
Foreign	(422)	780	(499)
Total	$(841)	$(35)	$(475)
Income tax provision	$924	$1,533	$1,724

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes	0.5%	0.4%	(0.3)%
Other nondeductible/nontaxable items	(0.8)%	(0.5)%	3.7%
Foreign rate differences	(0.4)%	(0.3)%	(0.4)%
Change in valuation allowance	(3.9)%	(4.9)%	(10.7)%
Stock compensation	(0.3)%	(0.1)%	(2.3)%
Executive compensation	—%	—%	(0.1)%
Goodwill impairment	(17.6)%	(16.6)%	(11.8)%
Other adjustments	—%	(1.0)%	(1.7)%
Uncertain tax positions	(0.1)%	—%	(0.1)%
Effective tax rate	(1.6)%	(2.0)%	(2.7)%
Income Tax Provision
The Company recognized income tax expense of $0.9 million during the year ended December 31, 2024, which is comprised of current tax expense of $1.8 million related to foreign taxes and state taxes and deferred tax benefit of $0.8 million related to both U.S. and foreign taxes. Included in tax expense is an income tax adjustment of $17.2 million related to the impairment of goodwill. Also included in total tax expense is income tax benefit of $2.5 million for a decrease in the valuation allowance recorded against the Company's deferred tax assets to offset the tax expense of the Company's operating losses in the U.S. and certain foreign jurisdictions. Income tax expense of $0.9 million has also been included for permanent differences in the book and tax treatment of certain stock-based compensation, local statutory to U.S. GAAP adjustments and other nondeductible expenses. These tax adjustments, along with state and local taxes, are the primary drivers of the annual effective income tax rate.
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

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The components of net deferred income taxes are as follows:

	As of December 31,
(In thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$176,369	$191,657
Lease liability	7,797	11,068
Deferred revenues	17,184	18,386
Deferred compensation	5,165	5,135
Accrued salaries and benefits	451	857
Tax credits	2,480	2,282
Tax contingencies	816	797
Allowance for doubtful accounts	103	112
Capital loss carryforwards	108	108
Property and equipment	4,735	—
Intangible assets	3,608	3,970
Capitalized research and development expense	34,815	25,693
Other	2,523	2,587
Gross deferred tax assets	$256,154	$262,652
Valuation allowance	(247,772)	(251,253)
Net deferred tax assets	$8,382	$11,399
Deferred tax liabilities:
Lease asset	$(3,964)	$(5,583)
Property and equipment	—	(824)
Subpart F income recapture	(1,411)	(1,384)
Goodwill	(1,274)	(2,341)
Total deferred tax liabilities	$(6,649)	$(10,132)
Net deferred tax asset	$1,733	$1,267
Tax Valuation Allowance
As of December 31, 2024 and 2023, the Company had a valuation allowance of $247.8 million and $251.3 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company's U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The decrease in the valuation allowance during 2024 is primarily due to the decrease in U.S. net operating loss carryforwards, net of the increase in capitalized R&E expenditures under Section 174. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that such reduction of or addition to the Company's valuation allowance may have a material impact on the Company's results from operations.
A summary of the deferred tax asset valuation allowance is as follows:

	As of December 31,
(In thousands)	2024	2023
Beginning Balance	$251,253	$250,994
Additions from continuing operations	121	844
Reductions	(3,602)	(585)
Ending Balance	$247,772	$251,253
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

As of December 31, 2024, the Company had U.S. federal and state net operating loss carryforwards for tax purposes of $539.0 million and $1.5 billion, respectively. The Company estimates that $436.2 million of its U.S. federal and $1.3 billion of its state net operating loss carryforwards are utilizable given the annual limitations under Section 382. The Company's net operating loss carryforwards began to expire in 2025 for federal and 2026 for state income tax purposes. The federal and certain state net operating losses generated after December 31, 2017 have an indefinite carryforward period. As of December 31, 2024, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $6.3 million, which begins to expire in 2025.
As of December 31, 2024, the Company had research and development credit carryforwards of $3.1 million which begin to expire in 2025.
Foreign Undistributed Earnings
As of December 31, 2024, the Company has certain foreign subsidiaries with accumulated undistributed earnings. The TCJA allows for a dividend received deduction resulting in no material U.S. federal income tax upon repatriation of these earnings. The Company intends to indefinitely reinvest these earnings, as well as future earnings from its foreign subsidiaries, to fund its international operations and therefore has not accrued any related foreign withholding taxes or state income taxes.
Uncertain Tax Positions
For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. The Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. The Company's liability for unrecognized tax benefits, which include interest and penalties, was $0.8 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. The remaining unrecognized tax benefits have reduced deferred tax balances. The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $1.8 million as of December 31, 2024 and $2.0 million as of December 31, 2023 and 2022, respectively. The amount of unrecognized tax benefits includes the federal tax benefit of state deductions. The Company anticipates $0.1 million of unrecognized tax benefits will reverse during the next year due to the expiration of statutes of limitation.
Changes in the Company's unrecognized income tax benefits are as follows:

	As of December 31,
(In thousands)	2024	2023	2022
Beginning balance	$2,043	$2,026	$2,052
Increase related to tax positions of the current year	49	39	25
Increase related to tax positions of prior years	—	10	—
Decrease related to tax positions of prior years	(29)	(7)	(22)
Decrease due to lapse in statutes of limitations	(207)	(25)	(29)
Ending balance	$1,856	$2,043	$2,026
The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2024 and 2023, accrued interest and penalties on unrecognized tax benefits were $0.2 million. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is generally no longer subject to U.S. federal examinations by tax authorities for years prior to 2021 or state and local tax examinations by tax authorities for years prior to 2020. The Company is no longer subject to examination by tax authorities in the Netherlands for years prior to 2018. However, tax attribute carryforwards may still be adjusted upon examination by tax authorities.
13.Related Party Transactions
Transactions with WPP
As of December 31, 2024 (based on public filings), WPP plc and its affiliates ("WPP") owned 565,968 shares of the Company's outstanding Common Stock, representing 11.6% of the outstanding Common Stock. The Company provides WPP and its affiliates, in the normal course of business, services amongst its different products and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Revenues	$6,953	$8,281	$11,677
Cost of revenues	8,781	9,350	9,391

The Company has the following balances related to transactions with WPP, as reflected in the Consolidated Balance Sheets:

	As of December 31,
(In thousands)	2024	2023
Assets
Accounts receivable, net	$687	$525
Liabilities
Accounts payable	$1,987	$1,673
Accrued expenses	199	399
Contract liabilities	384	1,447
Transactions with Charter, Qurate, Liberty and Pine
Through May 15, 2023, Charter, Qurate and Pine each held 33.3% of the outstanding shares of Preferred Stock. On May 16, 2023, Qurate sold its Preferred Stock to Liberty, and as of December 31, 2024, Charter, Liberty and Pine each hold 33.3% of the outstanding shares of Preferred Stock. Charter, Liberty and Pine are entitled to convert the Preferred Stock into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. As of December 31, 2024 (based on public filings), Pine also owned 109,654 shares of the Company's outstanding Common Stock, representing 2.2% of the outstanding Common Stock. In addition, Charter, Liberty and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement.
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
On December 26, 2023, each holder of Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023. Under the waivers and the Certificate of Designations, the deferred dividends would continue to accrue at a rate of 9.5% per year until paid, with payment to occur on or before June 30, 2024.
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
On July 24, 2024, the Company issued 13,257,294 additional shares of Preferred Stock to the existing holders of Preferred Stock in exchange for cancellation of the Company's obligation to pay the deferred dividends totaling $32.8 million to such holders for annual dividend periods ended in 2023 and 2024. For further information refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
As of December 31, 2024, Charter, Liberty and Pine each owned 31,928,301 shares of the Company's outstanding Preferred Stock.
As of December 31, 2024 and December 31, 2023, total accrued dividends to the holders of Preferred Stock were $9.0 million and $24.1 million, respectively.
Concurrent with the closing of the Transactions on March 10, 2021, the Company entered into a ten-year Data License Agreement ("DLA") with Charter Communications Operating, LLC ("Charter Operating"), an affiliate of Charter. Under the original DLA, Charter Operating would bill the Company for license fees according to a payment schedule that gradually increased from $10.0 million in the first year of the term to $32.3 million in the tenth year of the term. The Company recognizes expense for the license fees ratably over the term. On November 6, 2022, the Company and Charter Operating entered into an amendment to the DLA, pursuant to which the Company received license fee credits totaling $7.0 million. On December 31, 2024, the Company and Charter Operating entered into another amendment (the "2024 Amendment") under which the Company will pay fees based on household counts provided by Charter Operating during the period. The 2024 Amendment was conditioned upon the Company's payment of arrears due to Charter under the DLA, which were paid in full on December 31, 2024.
The Company's results from transactions with Charter and its affiliates, as reflected in the Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Revenues	$2,045	$2,001	$2,262
Cost of revenues	21,669	19,914	17,580

The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Consolidated Balance Sheets:

	As of December 31,
(In thousands)	2024	2023
Accounts payable	$83	$10,323
Accrued expenses	8,389	3,382
Non-current portion of accrued data costs	22,031	21,908
The Company had no transactions with Pine and Liberty in 2024, other than the 2024 Preferred Stock issuance. In 2023, the Company entered into a finance lease with a third-party vendor that is not a related party. In conjunction with this transaction, the third-party vendor purchased equipment for $2.5 million from a Pine affiliate (related party). The Company had no additional transactions with Pine and no transactions with Liberty for the years ended December 31, 2023 and 2022.
The Company recognized revenues of $0.9 million from transactions with Qurate and its affiliates in the normal course of business during the years ended December 31, 2024, 2023 and 2022, respectively, as reflected in the Consolidated Statements of Operations and Comprehensive Loss.
14.Segment Information
Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available and is evaluated on a regular basis by the chief operating decision maker ("CODM"). The Company's CODM is its Chief Executive Officer, who decides how to allocate resources and assess performance. The Company operates as one operating segment. A single management team reports to the CODM, who manages the business on a consolidated basis.
The Company's CODM uses consolidated net income to make decisions, allocate resources and assess performance. The following table presents financial information that is presented to the CODM with respect to the Company's single operating segment for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Revenues
Content & Ad Measurement	$301,124	$309,904	$307,479
Syndicated Audience	260,654	276,101	282,238
Cross Platform	40,470	33,803	25,241
Research & Insight Solutions	54,923	61,439	68,944
Total revenues	$356,047	$371,343	$376,423

Cost of goods sold	136,831	137,722	137,163

Operating expenses
Compensation	$125,946	$133,934	$146,313
Professional fees	20,693	22,095	22,042
Facilities & office expense	10,263	11,034	12,915
Software licenses, maintenance and systems	12,498	12,576	12,770
Travel & entertainment	2,075	1,940	1,536
Other operating expenses	5,379	8,011	6,216
Total operating expenses	$176,854	$189,590	$201,792

Depreciation & amortization	$28,795	$26,920	$46,288
Stock-based compensation	3,191	4,535	8,178
Non-recurring expenses (income)	846	1,740	(5,646)
Restructuring & transformation	2,574	7,517	6,270
Impairment	64,397	79,702	46,300
Interest expense, net	1,883	1,445	915
Taxes	924	1,533	1,724
Net loss	$(60,248)	$(79,361)	$(66,561)

15.Organizational Restructuring
On September 29, 2022, the Company communicated a workforce reduction as part of its broader efforts to improve cost efficiency and better align its operating structure and resources with strategic priorities (collectively, the "Restructuring Plan"). In addition to employee terminations, the Restructuring Plan included the reallocation of commercial and product development resources; reinvestment in and modernization of key technology platforms; consolidation of data storage and processing activities to reduce the Company's data center footprint; and reduction of other operating expenses, including software and facility costs. In connection with the Restructuring Plan, which was authorized by the Board on September 19, 2022, the Company incurred certain exit-related costs. The Restructuring Plan was substantially completed in 2024.
The following table summarizes costs incurred related to the Restructuring Plan for the years ended December 31, 2024, 2023, and 2022.

	Years Ended December 31,
(In thousands)	2024	2023	2022
Severance and related costs	$788	$5,464	$4,578
Other	239	770	1,232
Total restructuring	$1,027	$6,234	$5,810
The table below summarizes the changes in the accrued amounts for the years ended December 31, 2024 and 2023 and the balance of the restructuring liability as of December 31, 2024 and 2023, which is recorded in accrued expenses in the Consolidated Balance Sheets:

(In thousands)	Severance and Related Costs	Other	Total Restructuring Expense
Restructuring expense	$5,464	$770	$6,234
Payments	(5,140)	(664)	(5,804)
Foreign exchange	(88)	—	(88)
Accrued balance as of December 31, 2023	$1,524	$106	$1,630
Restructuring expense	788	239	1,027
Payments	(2,316)	(151)	(2,467)
Other	323	(171)	152
Accrued balance as of December 31, 2024	$319	$23	$342

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, and their report is included below. Deloitte & Touche LLP has also audited, and issued an unqualified opinion with respect to, our Consolidated Financial Statements for 2024, which opinion is included in Item 8, "Financial Statements and Supplementary Data," of this 10-K.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of comScore, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 6, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
McLean, Virginia
March 6, 2025

ITEM 9B.	OTHER INFORMATION
(a) On February 28, 2025, based on a recommendation from the Compensation Committee of the Board, the Board approved a cash retention bonus of $207,307 for the Company's Chief Executive Officer, Jon Carpenter. On March 1, 2025, the Compensation Committee approved cash retention bonuses of $95,000 for the Company's Chief Financial Officer, Mary Margaret Curry, and $73,000 for the Company's Chief Commercial Officer, Steve Bagdasarian. Each retention bonus will be paid in March 2025 subject to the recipient's continued service through March 2026. The recipient must repay the bonus if he or she resigns voluntarily or if his or her employment is terminated by the Company for cause prior to the end of the service period.
(b) During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding our directors and executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business - Executive Officers and Directors." Other information required by Item 10 of Part III, including information regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors and information regarding our insider trading policies and procedures, is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. Information required by Item 10 of Part III regarding our Audit Committee is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. Information relating to our compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders.
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
Information required by Item 11 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of Part III regarding our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders.

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

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation of comScore, Inc., dated March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.6
Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.8
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.9
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

3.10
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc.(incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 18, 2024) (File No. 001-33520)

3.11
Amended and Restated Bylaws of comScore, Inc (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520)

4.1
Stockholders Agreement, dated as of March 10, 2021, by and among comScore, Inc., Charter Communications Holding Company, LLC, Qurate Retail, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

4.2
Registration Rights Agreement, dated as of March 10, 2021, by and among comScore, Inc., Charter Communications Holding Company, LLC, Qurate Retail, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

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

4.5
Voting Agreement, dated as of February 11, 2015, by and among comScore, Inc., WPP Group USA, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit (d)(4) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

4.6+	Description of Securities

4.7
Series B Preferred Stockholder Waiver, dated June 27, 2024, from Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed June 28, 2024) (File No. 001-33520)

4.8
Series B Preferred Stockholder Waiver, dated June 27, 2024, from Liberty Broadband Corporation (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed June 28, 2024) (File No. 001-33520)

4.9
Series B Preferred Stockholder Waiver, dated June 27, 2024, from Pine Investor, LLC (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed June 28, 2024) (File No. 001-33520)

4.10
Series B Preferred Stockholder Waiver, dated July 23, 2024, from Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

4.11
Series B Preferred Stockholder Waiver, dated July 23, 2024, from Liberty Broadband Corporation (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

4.12
Series B Preferred Stockholder Waiver, dated July 23, 2024, from Pine Investor, LLC (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.1
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.2
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.3
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.4^
Data License Agreement, dated as of March 10, 2021, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

10.5^
First Amendment to Data License Agreement, dated as of March 30, 2022, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed May 10, 2022) (File No. 001-33520)

10.6^
Second Amendment to Data License Agreement, dated as of November 6, 2022, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 7, 2022) (File No. 001-33520)

10.7
Credit Agreement, dated as of May 5, 2021, among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent, Swing Line Lender, and L/C Issuer), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 9, 2021) (File No. 001-33520)

10.8
First Amendment, dated as of February 25, 2022, to the Credit Agreement among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 28, 2022) (File No. 001-33520)

10.9
Second Amendment, dated as of February 24, 2023, to the Credit Agreement among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 28, 2023) (File No. 001-33520)

10.10
Patent Purchase, License and Settlement Agreement, dated as of December 20, 2011, by and among comScore, Inc., The Nielsen Company (US) LLC and NetRatings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.11
Purchase Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.12
Stock Purchase Agreement, dated as of February 11, 2015, by and among Cavendish Square Holding B.V., WPP Group USA, Inc., CS Worldnet Holding B.V. and comScore, Inc. (incorporated by reference to Exhibit (d)(1) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.13
Strategic Alliance Agreement, dated February 11, 2015, by and between comScore, Inc. and WPP Group USA, Inc. (incorporated by reference to Exhibit (d)(5) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.14
Purchase Agreement, dated as of April 1, 2015, by and between comScore, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed April 3, 2015) (File No. 001-33520)

10.15
Agreement and Plan of Merger, dated December 16, 2021, by and among comScore, Inc., SS Media Holdco, LLC, SS Media Merger Sub, Inc., Shareablee, Inc., Shareablee Holdco, Inc., Shareablee Merger Sub, Inc. and Shareholder Representative Services LLC, as Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 17, 2021) (File No. 001-33520)

10.16
Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 5, 2008) (File No. 001-33520)

10.17
Amendment No. 6 to Deed of Lease, dated as of May 30, 2018, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.18
Amendment No. 7 to Deed of Lease, dated as of May 24, 2021, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 9, 2021) (File No. 001-33520)

10.19*
comScore, Inc. 2018 Equity and Incentive Compensation Plan (as Amended and Restated Effective as of July 9, 2020) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 15, 2020) (File No. 001-33520)

10.20*
First Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 9, 2022) (File No. 001-33520)

10.21*
Second Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed August 9, 2023) (File No. 001-33520)

10.22*
Third Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

10.23*	Form of Restricted Stock Units Award Notice for Directors (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.24*
Form of Restricted Stock Units Award Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.25*
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

10.27
Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed May 6, 2021) (File No. 001-33520)

10.28*
Severance Agreement, effective as of November 29, 2021, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed October 25, 2021) (File No. 001-33520)

10.29*
Change of Control Agreement, effective as of November 29, 2021, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed October 25, 2021) (File No. 001-33520)

10.30*
Restricted Stock Units Award Agreement, dated November 29, 2021, between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 99.5 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.31*	Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.32*
Amendment No. 1 to Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.33*
Amendment No. 2 to Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.34*
Amendment No. 3 to Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.4 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.35*
Transition and Separation Agreement, dated as of February 28, 2022, between comScore, Inc. and William Livek (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed February 28, 2022) (File No. 001-33520)

10.36*
Letter Agreement, dated July 5, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.37*
First Amendment to the comScore, Inc. Change of Control Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.38*
First Amendment to the comScore, Inc. Severance Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.39*
Letter Agreement, dated July 5, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.40*
Change of Control Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.41*
Severance Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.42*
Form of Performance Restricted Stock Units Award Agreement for CEO (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 9, 2022) (File No. 001-33520)

10.43*
Form of Performance Restricted Stock Units Award Agreement for CFO (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 9, 2022) (File No. 001-33520)

10.44*
Letter Agreement, dated August 22, 2022, by and between comScore, Inc. and Greg Dale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.45*
Change of Control Agreement, effective as of August 23, 2022, by and between comScore, Inc. and Greg Dale (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.46*
Severance Agreement, effective as of August 23, 2022, by and between comScore, Inc. and Greg Dale (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.47*
Form of Performance Restricted Stock Units Award Agreement for COO (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed November 9, 2022) (File No. 001-33520)

10.48*
Form of Restricted Stock Units Award Agreement, dated June 6, 2023, under Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2023, filed March 12, 2024) (File No. 001-33520)

10.49*
Form of Amendment to Performance Restricted Stock Units Award Agreement, dated December 20, 2023 (incorporated by reference to Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2023, filed March 12, 2024) (File No. 001-33520)

10.50*+	Separation and General Release Agreement, dated as of January 27, 2025, by and between comScore, Inc. and David Algranati

10.51
Subscription Agreement, dated July 24, 2024, by and between comScore, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.52
Subscription Agreement, dated July 24, 2024, by and between comScore, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.53
Subscription Agreement, dated July 24, 2024, by and between comScore, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit10.3 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.54
Amended and Restated Stockholders Agreement, dated July 24, 2024, by and among comScore, Inc., Charter Communications Holding Company, LLC, Liberty Broadband Corporation and Pine Investor, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed July 25, 2024) (File No. 001-33520)

10.55^+	Third Amendment to Data License Agreement, dated as of November 8, 2024, by and between comScore, Inc. and Charter Communications Operating, LLC

10.56^
Fourth Amendment to Data License Agreement, dated as of December 31, 2024, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 7, 2025) (File No. 001-33520)

10.57
Third Amendment, dated as of May 3, 2024, to the Credit Agreement among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent), and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 7, 2024) (File No. 001-33520)

10.58
Fourth Amendment, dated as of November 5, 2024, to the Credit Agreement among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent), and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2024, filed November 12, 2024) (File No. 001-33520)

10.59*
Fourth Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed August 9, 2024) (File No. 001-33520)

10.60*	comScore, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 24, 2024) (File No. 001-33520)

10.61*
Form of comScore, Inc. Cash Incentive Plan Participation Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed August 9, 2024) (File No. 001-33520)

10.62*
Change of Control Agreement, effective as of March 27, 2024, by and between comScore, Inc. and Steve Bagdasarian (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2024), filed May 10, 2024 (File No. 001-33520)

10.63*
Severance Agreement, effective as of March 27, 2024, by and between comScore, Inc. and Steve Bagdasarian (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed May 10, 2024) (File No. 001-33520)

10.64
Financing Agreement, dated as of December 31, 2024, by and among comScore, Inc. (as administrative borrower), certain subsidiaries of the administrative borrower (as guarantors), Blue Torch Finance LLC (as administrative agent and collateral agent) and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed January 7, 2025) (File No. 001-33520)

10.65
Pledge and Security Agreement, dated as of December 31, 2024, by and among comScore, Inc. and certain subsidiaries of comScore, Inc. (as guarantors) and Blue Torch Finance LLC (as collateral agent) (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed January 7, 2025) (File No. 001-33520)

19.1+	comScore, Inc. Insider Trading Policy, as amended and restated effective September 26, 2024

21.1+	List of Subsidiaries

23.1+	Consent of Deloitte & Touche LLP

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*
comScore, Inc. Clawback Policy, as amended and restated effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2023, filed March 12, 2024) (File No. 001-33520)

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
March 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Carpenter	Chief Executive Officer and Director	March 6, 2025
Jonathan Carpenter	(Principal Executive Officer)

/s/ Mary Margaret Curry	Chief Financial Officer and Treasurer	March 6, 2025
Mary Margaret Curry	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nana Banerjee	Director	March 6, 2025
Nana Banerjee

/s/ Itzhak Fisher	Director	March 6, 2025
Itzhak Fisher

/s/ Leslie Gillin	Director	March 6, 2025
Leslie Gillin

/s/ David Kline	Director	March 6, 2025
David Kline

/s/ William P. Livek	Director	March 6, 2025
William P. Livek

/s/ Matthew McLaughlin	Director	March 6, 2025
Matthew McLaughlin

/s/ Jeffrey Murphy	Director	March 6, 2025
Jeffrey Murphy

/s/ Marty Patterson	Director	March 6, 2025
Marty Patterson

/s/ Brian Wendling	Director	March 6, 2025
Brian Wendling