Form 10-Q
period 2025-03-31
COMSCORE, INC.
filed 2025-05-08
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 2, 2025, there were 4,947,375 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding our restructuring activities and cost-reduction initiatives; macroeconomic trends and factors that we expect may influence our business, including changes or declines in advertising spending; plans for financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with debt and financing covenants, dividend requirements and other payment obligations; expectations regarding our commercial relationships and the development and introduction of new products; potential limitations on our net operating loss carryforwards and other tax assets; regulatory compliance and expected changes in the regulatory, industry or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; and plans for growth and future operations, as well as assumptions relating to the foregoing.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-Q regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-Q and elsewhere within this report; those identified within Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024; and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2025	December 31, 2024
(In thousands, except share and per share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,969	$29,937
Restricted cash	3,532	3,531
Accounts receivable, net of allowances of $417 and $462, respectively ($1,092 and $913 of accounts receivable attributable to related parties, respectively)	50,609	64,266
Prepaid expenses and other current assets	13,852	10,323
Total current assets	98,962	108,057
Property and equipment, net	46,524	47,116
Operating right-of-use assets	12,548	13,173
Deferred tax assets	3,842	2,624
Intangible assets, net	4,425	5,058
Goodwill	246,950	246,010
Other non-current assets	8,280	8,209
Total assets	$421,531	$430,247
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable ($1,046 and $2,070 attributable to related parties, respectively)	$14,726	$16,471
Accrued expenses ($8,470 and $8,588 attributable to related parties, respectively)	37,203	35,013
Contract liabilities ($1,072 and $714 attributable to related parties, respectively)	43,987	45,464
Accrued dividends (related parties)	13,401	8,962
Customer advances	10,281	9,566
Current operating lease liabilities	8,231	8,598
Other current liabilities	6,103	7,230
Total current liabilities	133,932	131,304
Secured term loan	40,350	40,718
Non-current operating lease liabilities	13,264	14,805
Non-current portion of accrued data costs ($21,196 and $22,031 attributable to related parties, respectively)	30,048	33,551
Deferred tax liabilities	892	891
Other non-current liabilities	9,033	9,771
Total liabilities	227,519	231,040
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 95,784,903 shares issued and outstanding as of March 31, 2025 and December 31, 2024; aggregate liquidation preference of $250,172 as of March 31, 2025, and $245,732 as of December 31, 2024 (related parties)	207,470	207,470
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued or outstanding as of March 31, 2025 or December 31, 2024	—	—
Common stock, $0.001 par value; 13,750,000 shares authorized as of March 31, 2025 and December 31, 2024; 5,251,325 shares issued and 4,913,086 shares outstanding as of March 31, 2025, and 5,228,814 shares issued and 4,890,575 shares outstanding as of December 31, 2024	5	5
Additional paid-in capital	1,714,650	1,714,052
Accumulated other comprehensive loss	(15,429)	(18,068)
Accumulated deficit	(1,482,700)	(1,474,268)
Treasury stock, at cost, 338,239 shares as of March 31, 2025 and December 31, 2024	(229,984)	(229,984)
Total stockholders' equity (deficit)	(13,458)	(8,263)
Total liabilities, convertible redeemable preferred stock and stockholders' equity (deficit)	$421,531	$430,247
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Revenues (1)	$85,709	$86,795

Cost of revenues (1) (2) (3)	51,747	50,067
Selling and marketing (2) (3)	14,803	15,364
Research and development (2) (3)	8,118	8,767
General and administrative (2) (3)	12,475	13,213
Amortization of intangible assets	632	801
Restructuring	—	460
Total expenses from operations	87,775	88,672
Loss from operations	(2,066)	(1,877)
Interest expense, net	(1,758)	(572)
(Loss) gain from foreign currency transactions	(1,743)	963
Other income, net	—	275
Loss before income taxes	(5,567)	(1,211)
Income tax benefit	1,574	157
Net loss	$(3,993)	$(1,054)
Net loss available to common stockholders:
Net loss	$(3,993)	$(1,054)
Convertible redeemable preferred stock dividends (1)	(4,439)	(4,240)
Total net loss available to common stockholders	$(8,432)	$(5,294)
Net loss per common share:
Basic and diluted	$(1.66)	$(1.08)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	5,088,576	4,895,121
Comprehensive loss:
Net loss	$(3,993)	$(1,054)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	2,639	(1,987)
Total comprehensive loss	$(1,354)	$(3,041)

(1) Transactions with related parties are included in the line items above as follows. Refer to Footnote 8, Related Party Transactions.

	Three Months Ended March 31,
	2025	2024
Revenues	$2,604	$2,518
Cost of revenues	5,766	7,588
Convertible redeemable preferred stock dividends	(4,439)	(4,240)

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$162	$243
Selling and marketing	124	140
Research and development	97	180
General and administrative	355	815
Total stock-based compensation expense	$738	$1,378
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	95,784,903	$207,470	4,890,575	$5	$1,714,052	$(18,068)	$(1,474,268)	$(229,984)	$(8,263)
Net loss	—	—	—	—	—	—	(3,993)	—	(3,993)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,439)	—	(4,439)
Restricted stock units distributed	—	—	22,511	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	284	—	—	—	284
Settlement of restricted stock unit liability	—	—	—	—	314	—	—	—	314
Foreign currency translation adjustment	—	—	—	—	—	2,639	—	—	2,639
Balance as of March 31, 2025	95,784,903	$207,470	4,913,086	$5	$1,714,650	$(15,429)	$(1,482,700)	$(229,984)	$(13,458)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	82,527,609	$187,885	4,755,141	$5	$1,696,612	$(14,110)	$(1,396,420)	$(229,984)	$56,103
Net loss	—	—	—	—	—	—	(1,054)	—	(1,054)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,240)	—	(4,240)
Restricted stock units distributed	—	—	7,780	—	—	—	—	—	—
Exercise of Common Stock options	—	—	33	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(2,684)	—	(46)	—	—	—	(46)
Amortization of stock-based compensation	—	—	—	—	681	—	—	—	681
Settlement of restricted stock unit liability	—	—	—	—	1,895	—	—	—	1,895
Foreign currency translation adjustment	—	—	—	—	—	(1,987)	—	—	(1,987)
Other	—	—	(39)	—	—	—	—	—	—
Balance as of March 31, 2024	82,527,609	$187,885	4,760,231	$5	$1,699,142	$(16,097)	$(1,401,714)	$(229,984)	$51,352
(1) Transactions for these line items were exclusively with related parties. Refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit) and Footnote 8, Related Party Transactions.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating activities:
Net loss	$(3,993)	$(1,054)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,805	5,248
Non-cash operating lease expense	1,229	1,249
Amortization expense of finance leases	909	644
Stock-based compensation expense	738	1,378
Amortization of intangible assets	632	801
Deferred tax benefit	(1,084)	(132)
Other	626	426
Changes in operating assets and liabilities:
Accounts receivable	14,056	7,605
Prepaid expenses and other assets	(3,653)	(2,172)
Accounts payable, accrued expenses and other liabilities	(3,056)	(3,311)
Contract liabilities and customer advances	(699)	(1,164)
Operating lease liabilities	(2,448)	(2,650)
Net cash provided by operating activities	9,062	6,868

Investing activities:
Capitalized internal-use software costs	(5,272)	(5,833)
Purchases of property and equipment	(379)	(263)
Net cash used in investing activities	(5,651)	(6,096)

Financing activities:
Contingent consideration payment at initial value	(859)	(3,693)
Principal payments on finance leases	(871)	(658)
Principal payments on insurance financing	(620)	—
Payment of financing and debt issuance costs	(559)	—
Principal payments of term loan	(113)	—
Other	—	(56)
Net cash used in financing activities	(3,022)	(4,407)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	644	(384)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,033	(4,019)
Cash, cash equivalents and restricted cash at beginning of period	33,468	22,936
Cash, cash equivalents and restricted cash at end of period	$34,501	$18,917

	As of March 31,
	2025	2024
Cash and cash equivalents	$30,969	$18,730
Restricted cash	3,532	187
Total cash, cash equivalents and restricted cash	$34,501	$18,917

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of non-cash investing and financing activities:
Convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	4,439	4,240
Settlement of restricted stock unit liability	314	1,895
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
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, changes in fair value of warrants liability and contingent consideration have been aggregated within other operating activities on the Condensed Consolidated Statements of Cash Flows.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K"). The Condensed Consolidated Results of Operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2025 or thereafter. All references to March 31, 2025 and 2024 in the Notes to Condensed Consolidated Financial Statements are unaudited.
Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of management's standalone selling price, principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill, intangible and other long-lived assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, financing-related liabilities and warrants, the initial fair value determination of the Preferred Stock (as defined below), and the valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.
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
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of March 31, 2025 because a deemed liquidation event is not considered probable as of such date.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability. As of March 31, 2025, the probability of a change of control was determined to be remote and the fair value of the change of control derivative was determined to be negligible.
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
Debt Issuance Costs
Debt issuance costs include expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method over the term of the underlying debt instrument. Debt issuance costs, except for costs associated with the Revolving Facility (as defined below), are presented as a direct deduction from the related debt liability in the Condensed Consolidated Balance Sheets. Debt issuance costs for the Revolving Facility are included in other non-current assets in the Condensed Consolidated Balance Sheets. The Term Loan (as defined below) and Revolving Facility issuance costs are amortized to interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Basic loss per share is computed by dividing total net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. This includes the effect of vested and deferred stock units granted to members of the Company's Board of Directors ("Board") and certain employees. These awards are expected to be settled in shares of Common Stock and generally distributed upon the earlier of the individual's separation from service or a change of control. Diluted loss per share includes the effect of potential common shares, such as the Company's Preferred Stock, warrants, stock options, restricted stock units and contingent consideration liability, to the extent the effect is dilutive. In periods with a net loss available to common stockholders, the anti-dilutive effect of these potential common shares is excluded and diluted net loss per share is equal to basic net loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Preferred stock (1)	4,970,513	4,614,513
Stock options and restricted stock units	284,354	303,794
Contingent consideration (2)	—	77,403
Warrants	—	272,851
Total	5,254,867	5,268,561
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period (or at the time of issuance, if later).
(2) A contingent consideration liability was recognized as part of the Company's acquisition of Shareablee, Inc. ("Shareablee") in December 2021. The liability payments could have been settled in any combination of cash or shares of Common Stock based on the volume-weighted average trading price of the Common Stock for the ten trading days prior to the date of each payment. In the first quarter of 2025, the Company settled the third and final installment of $1.2 million in cash and there is no contingent consideration liability outstanding as of March 31, 2025. The Company paid the first installment of $3.7 million in cash in 2023 and the second installment of $3.7 million in cash in 2024. The Company calculated a potential anti-dilutive share count for the three months ended March 31, 2024 based on the remaining expected payments totaling $1.2 million and the $15.40 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on March 28, 2024.
Income Taxes
The Company's net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company completed a Section 382 study in 2023 and concluded that an ownership change occurred in May 2021 as a result of its Preferred Stock transactions. Therefore, all of the Company's U.S. net operating loss carryforwards are subject to annual limitations under Section 382. The Company's deferred tax asset related to its U.S. federal and state net operating loss carryforwards has been revalued to reflect the amount of carryforwards that are utilizable under the Section 382 limitations.
Accounting Guidance Issued But Not Adopted at March 31, 2025
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendment is effective for annual periods beginning after December 15, 2024 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company will adopt this ASU for the period ending December 31, 2025 and is currently evaluating the disclosure impact of ASU 2023-09. The ASU will not have an impact on the Company's financial condition or results of operations.
3.Revenue Recognition
The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment. The following table presents the Company's revenue disaggregated by solution group.

(In thousands)	Three Months Ended March 31,
By solution group:	2025	2024
Content & Ad Measurement
Syndicated Audience	$63,504	$64,600
Cross-Platform	9,662	8,020
Total Content & Ad Measurement	73,166	72,620
Research & Insight Solutions	12,543	14,175
Total	$85,709	$86,795
The following table presents the Company's revenue disaggregated by geographical market and timing of transfer of products and services. The Company attributes revenue to geographical markets based on the location of the customer.

(In thousands)	Three Months Ended March 31,
By geographical market:	2025	2024
United States	$76,408	$77,669
Europe	5,308	5,111
Latin America	1,731	1,676
Canada	1,273	1,404
Other	989	935
Total	$85,709	$86,795

By timing of revenue recognition:
Products and services transferred over time	$72,859	$75,019
Products and services transferred at a point in time	12,850	11,776
Total	$85,709	$86,795

Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	March 31, 2025	December 31, 2024
Accounts receivable, net	$50,609	$64,266
Current and non-current contract assets	3,323	3,788
Current contract liabilities	43,987	45,464
Current customer advances	10,281	9,566
Non-current contract liabilities	266	688
Significant changes in the current contract liabilities balance are as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenue recognized that was included in the opening contract liabilities balance	$(29,556)	$(33,476)
Cash received or amounts billed in advance and not recognized as revenue	24,891	30,337
Remaining Performance Obligations
As of March 31, 2025, approximately $210 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 45% of these remaining performance obligations during the remainder of 2025, approximately 35% in 2026, and approximately 13% in 2027, with the remainder recognized thereafter.
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
For purposes of the Condensed Consolidated Financial Statements, the 2024 issuance of Preferred Stock was deemed to be a payment of the deferred dividends in the form of Preferred Stock, and the cancellation of the deferred dividend balance constituted an extinguishment of the liability. For extinguishments of a liability, the difference between the requisition price and the net carrying amount of the liability being extinguished should be recognized as a gain or loss when the liability is extinguished. Therefore, the Company estimated the fair value using a binomial lattice model, a form of the income approach, utilizing Level 3 unobservable inputs. The Company used significant inputs and assumptions which included the price and expected volatility of the Common Stock, risk-adjusted discount rate, risk-free rate, expected term, deferred dividends and the timing and probability of a Special Dividend being called and paid as of the 2024 Issuance Date. The Company recorded the fair value of the additional shares of Preferred Stock, net of issuance costs of $19.6 million within mezzanine equity. The remaining $13.0 million of the cancelled dividend balance was recognized in additional paid-in capital on the Condensed Consolidated Balance Sheet, because gains in transactions with related parties are recognized as equity contributions.
The Preferred Stock is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. Due to the reverse stock split effected by the Company on December 20, 2023, the conversion factor was adjusted to 0.05 pursuant to the Certificate of Designations of the Preferred Stock.
As of March 31, 2025, each share of Preferred Stock was convertible into 0.052830 shares of Common Stock, with such assumed conversion rate scheduled to return to 0.05 upon payment of accrued dividends. As of March 31, 2025, no shares of Preferred Stock have been converted into Common Stock, and accrued dividends for the Preferred Stock totaled $13.4 million.
The Credit Agreement (as defined below) prohibits the payment of cash dividends to holders of the Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends on and after that date. Refer to Footnote 5, Debt for further information.
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
Borrowings under the Credit Agreement are made at the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement) and bear interest at a rate per annum equal to (i) the Adjusted Term SOFR rate, subject to a 3.0% floor, plus an applicable margin of 7.0% or (ii) the Reference Rate, subject to a 4.0% floor, plus an applicable margin of 6.0%. The Credit Agreement also provides for an unused commitment fee equal to 1.0% per annum of the unused Revolving Facility commitments. To the extent that an event of default exists and is continuing, at the election of the Agent, all amounts outstanding under the Credit Agreement will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. The Company elected the Adjusted Term SOFR rate for the Term Loan as of December 31, 2024. As of March 31, 2025, the stated interest rate on the Term Loan was 11.56%.
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
Additionally, the Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. With respect to dividends, the Credit Agreement prohibits the payment of cash dividends to holders of the Company's Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends, including a heightened Liquidity requirement, on and after that date. The Company was in compliance with the covenants under the Credit Agreement as of March 31, 2025.
The Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders (as defined in the Credit Agreement) may accelerate any amounts outstanding and terminate lender commitments. The Credit Agreement is guaranteed by the Company and certain of its domestic subsidiaries and is secured by a first lien security interest in substantially all assets of the Company and such subsidiaries, as set forth in a pledge and security agreement dated December 31, 2024 among the Company, the guarantor subsidiaries and the Agent.
The Term Loan is recorded on the Condensed Consolidated Balance Sheets, net of debt issuance costs and debt discount. The debt issuance costs and debt discount associated with the Term Loan were capitalized and are amortized through interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss during the term of the Term Loan. As of December 31, 2024, the effective interest rate calculated to amortize these costs was 14.54%.
The Credit Agreement was evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument. Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the financial statements. No embedded features were identified requiring bifurcation, other than the change of control feature. The Company reassesses whether a change in control is considered probable as of each reporting date. The change in control feature is not recorded on the Condensed Consolidated Balance Sheet as of March 31, 2025 because a change in control is not considered probable as of such date.

The Company's total debt obligations under the Credit Agreement as of March 31, 2025 and December 31, 2024 are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Secured term loan	$45,000	$45,000
Less: Unamortized debt discount and issuance costs	(3,638)	(3,832)
Less: Principal payments	(112)	—
Total (1)	$41,250	$41,168
(1) The current portion of the Term Loan as of March 31, 2025 and December 31, 2024 was $0.9 million and $0.5 million, respectively, and was classified within other current liabilities in the Condensed Consolidated Balance Sheets.
The information set forth below summarizes the required future principal payments on the Term Loan, by year, as of March 31, 2025:

(In thousands)
2025 (remaining)	$338
2026	2,250
2027	2,250
2028	40,050
Total	$44,888
The debt issuance costs associated with the Revolving Facility are capitalized and recorded in other non-current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2025, the Company had no borrowings outstanding under the Revolving Facility, with remaining borrowing capacity of $15.0 million.
Prior Credit Agreement
On May 5, 2021, the Company entered into a senior secured revolving credit agreement (the "Prior Credit Agreement") among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America N.A., as administrative agent, and the lenders from time to time party thereto.
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
6.Fair Value Measurements
There were no financial instruments measured at fair value as of March 31, 2025. As of December 31, 2024, the Company's financial instrument measured at fair value in the accompanying Condensed Consolidated Balance Sheet on a recurring basis was the following:

	As of
	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability (1)	$—	$1,191	$—	$1,191
(1) The contingent consideration was recognized as part of the 2021 Shareablee acquisition. In April 2022, the contingency was resolved and the full amount was deemed payable. In December 2024, the Company elected to settle the third and final installment in cash, which was paid in the first quarter of 2025. As a result, there is no remaining contingent consideration liability outstanding as of March 31, 2025. The fair value of this liability as of December 31, 2024 was equal to the payment due. The contingent consideration liability was classified within other current liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2024.
There were no changes to the Company's valuation techniques or methodologies during the three months ended March 31, 2024.
The following table presents the changes in the Company's recurring Level 3 fair valued instruments for the three months ended March 31, 2024:

(In thousands)	Warrants Liability
Balance as of December 31, 2023	$669
Total gain recognized due to remeasurement (1)	(286)
Balance as of March 31, 2024	$383
(1) The gain on remeasurement of the warrants liability was recorded in other income, net, in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The Series A Warrants expired unexercised on June 26, 2024.
7.Accrued Expenses

	As of	As of
(In thousands)	March 31, 2025	December 31, 2024
Accrued data costs	$22,267	$20,835
Payroll and payroll-related	10,212	8,566
Professional fees	1,548	2,360
Restructuring accrual	169	342
Other	3,007	2,910
Total accrued expenses	$37,203	$35,013
8.Related Party Transactions
Transactions with WPP
As of March 31, 2025 (based on public filings), WPP plc and its affiliates ("WPP") owned 565,968 shares of the Company's outstanding Common Stock, representing 11.5% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.

The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues	$1,802	$1,671
Cost of revenues	2,150	1,982
The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	March 31, 2025	December 31, 2024
Assets
Accounts receivable, net	$860	$687
Liabilities
Accounts payable	$1,046	$1,987
Accrued expenses	328	199
Contract liabilities	723	384
Transactions with Charter, Liberty and Pine
As of March 31, 2025, Charter, Liberty and Pine each held 33.3% of the outstanding shares of Preferred Stock. Charter, Liberty and Pine are entitled to convert the Preferred Stock into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. As of March 31, 2025 (based on public filings), Pine also owned 109,654 shares of the Company's outstanding Common Stock, representing 2.2% of the outstanding Common Stock. In addition, Charter, Liberty and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement.
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
As of March 31, 2025 and December 31, 2024, Charter, Liberty and Pine each owned 31,928,301 shares of Preferred Stock. Accrued dividends to the holders of Preferred Stock as of March 31, 2025 and December 31, 2024 were $13.4 million and $9.0 million, respectively.
Concurrent with the closing of the Transactions on March 10, 2021, the Company entered into a ten-year Data License Agreement ("DLA") with Charter Communications Operating, LLC ("Charter Operating"), an affiliate of Charter. Under the original DLA, Charter Operating would bill the Company for license fees according to a payment schedule that gradually increased from $10.0 million in the first year of the term to $32.3 million in the tenth year of the term. The Company would recognize expense for the license fees ratably over the term. On November 6, 2022, the Company and Charter Operating entered into an amendment to the DLA, pursuant to which the Company received license fee credits totaling $7.0 million. On December 31, 2024, the Company and Charter Operating entered into another amendment (the "2024 Amendment") under which the Company will pay fees based on household counts provided by Charter Operating during the period. The 2024 Amendment was conditioned upon the Company's payment of arrears due to Charter under the DLA, which were paid in full on December 31, 2024.

The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues	$501	$541
Cost of revenues	3,616	5,606
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	March 31, 2025	December 31, 2024
Accrued expenses	$8,142	$8,389
Non-current portion of accrued data costs	21,196	22,031
The Company had no transactions with Pine and Liberty for the three months ended March 31, 2025 and 2024.
Transactions with Directors and Officers
The Company recognized revenues of $0.3 million from transactions with affiliates or former affiliates of its directors and officers in the normal course of business during the three months ended March 31, 2025 and 2024, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss. In the first quarter of 2024, $0.2 million of these revenues were separately disclosed as transactions with Qurate and its affiliates.
9.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with multichannel video programming distributors ("MVPDs") and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms of less than one year to six years. As of March 31, 2025, the total fixed payment obligations related to set-top box and connected television data agreements are $118.4 million and $21.1 million, respectively.
The information set forth below summarizes the contractual obligations, by year, as of March 31, 2025:

(In thousands)
2025 (remaining)	$28,925
2026	40,266
2027	26,135
2028	15,903
2029	14,115
Thereafter	14,163
Total	$139,507
In addition, the Company expects to make variable payments related to a set-top box data agreement totaling an estimated $104.0 million over the next six years.
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
State Sales Tax Audit
In January 2025, the Company received an initial audit assessment from the State of Washington Department of Revenue related to an audit of potential sales tax liabilities in Washington for fiscal years 2020 through 2023. The aggregate assessment calculated by the Department of Revenue, including alleged penalties and interest, was approximately $8.0 million. The Company has petitioned for review of the audit assessment and believes it has a strong position that its activities are not taxable under the applicable terms of Washington law. As of March 31, 2025, the Company cannot reasonably estimate the outcome of the review and the potential liability, if any, that may be incurred in this matter.

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
10.Segment Information
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
The Company's CODM uses consolidated net income to make decisions, allocate resources and assess performance. The following table presents financial information that is presented to the CODM with respect to the Company's single operating segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues
Content & Ad Measurement	$73,166	$72,620
Syndicated Audience	63,504	64,600
Cross Platform	9,662	8,020
Research & Insight Solutions	12,543	14,175
Total revenues	$85,709	$86,795

Cost of goods sold	32,617	32,805

Operating expenses
Compensation	$33,569	$32,979
Professional fees	4,890	5,843
Facilities & office expense	2,309	2,448
Software licenses, maintenance and systems	3,254	3,092
Travel & entertainment	465	499
Other operating expenses	1,235	1,960
Total operating expenses	$45,722	$46,821

Depreciation & amortization	$7,346	$6,693
Stock-based compensation	738	1,378
Non-recurring expenses	345	165
Restructuring & transformation	1,007	535
Foreign currency transactions	1,743	(963)
Interest expense, net	1,758	572
Taxes	(1,574)	(157)
Net loss	$(3,993)	$(1,054)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K"), under Item 1A, "Risk Factors" in this 10-Q and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
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

	Three Months Ended March 31,
	2025		2024
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$85,709	100.0%	$86,795	100.0%
Cost of revenues	51,747	60.4%	50,067	57.7%
Selling and marketing	14,803	17.3%	15,364	17.7%
Research and development	8,118	9.5%	8,767	10.1%
General and administrative	12,475	14.6%	13,213	15.2%
Amortization of intangible assets	632	0.7%	801	0.9%
Restructuring	—	—%	460	0.5%
Total expenses from operations	87,775	102.4%	88,672	102.2%
Loss from operations	(2,066)	(2.4)%	(1,877)	(2.2)%
Interest expense, net	(1,758)	(2.1)%	(572)	(0.7)%
(Loss) gain from foreign currency transactions	(1,743)	(2.0)%	963	1.1%
Other income, net	—	—%	275	0.3%
Loss before income taxes	(5,567)	(6.5)%	(1,211)	(1.4)%
Income tax benefit	1,574	1.8%	157	0.2%
Net loss	$(3,993)	(4.7)%	$(1,054)	(1.2)%

Revenues
Our products and services are organized around two solution groups:
•Content & Ad Measurement represents the measurement portion of our business - measuring audiences across content and advertisements for linear TV, CTV, desktops, laptops, tablets and mobile devices. Product offerings reported in this solution group include our legacy subscription-based syndicated offerings that measure audiences for linear TV (national and local), digital and streaming, as well as theatrical box office receipts. Also included in this solution group are our transaction-based cross-platform products, Proximic by Comscore ("Proximic"), our Activation solution suite, Comscore Campaign Ratings ("CCR") and Comscore Content Measurement ("CCM"). These syndicated and cross-platform products are used as currency to plan and execute ad campaigns, measure the outcome of ad campaigns, optimize ad campaigns that are in-flight, activate programmatic campaigns, and make content easier for programmatic advertisers to reach.
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
We categorize our revenue along these two solution groups; however, our cost structure is tracked at the corporate level and not by our solution groups. These shared costs include employee costs, purchased data, operational overhead, data storage and technology that supports both solution groups.
Revenues for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$63,504	74.1%	$64,600	74.4%	$(1,096)	(1.7)%
Cross-Platform	9,662	11.3%	8,020	9.3%	1,642	20.5%
Total Content & Ad Measurement	73,166	85.4%	72,620	83.7%	546	0.8%
Research & Insight Solutions	12,543	14.6%	14,175	16.3%	(1,632)	(11.5)%
Total revenues	$85,709	100.0%	$86,795	100.0%	$(1,086)	(1.3)%
Content & Ad Measurement revenue increased due to renewals and new business in local TV and an increase in our Cross-Platform revenue, primarily driven by increased usage of our Proximic products. This increase was offset by a decrease in revenue from our national TV and syndicated digital products due to lower renewals.
Research & Insight Solutions revenue decreased primarily due to lower deliveries of certain custom digital products.
Cost of Revenues
Cost of revenues consists primarily of expenses related to producing our products, operating our network infrastructure, and the recruitment, maintenance and support of our consumer panels. These expenses include employee costs for salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain multichannel video programming distributor ("MVPD") data sets and panel, census-based and other data sets used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment and internally developed software that supports our panels and systems. Additionally, cost of revenues includes allocated overhead, lease expense and other facilities-related costs, and depreciation expense generated by general purpose equipment and software.

Cost of revenues for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Data costs	$17,255	20.2%	$18,787	21.6%	$(1,532)	(8.2)%
Employee costs	10,656	12.4%	9,895	11.4%	761	7.7%
Lease expense and depreciation	7,057	8.2%	6,099	7.0%	958	15.7%
Systems and bandwidth costs	6,852	8.0%	6,781	7.8%	71	1.0%
Panel costs	3,499	4.1%	3,037	3.5%	462	15.2%
Royalties and resellers	2,051	2.4%	1,203	1.4%	848	70.5%
Sample and survey costs	1,542	1.8%	1,740	2.0%	(198)	(11.4)%
Professional fees	1,409	1.6%	1,257	1.4%	152	12.1%
Technology	1,176	1.4%	1,035	1.2%	141	13.6%
Other	250	0.3%	233	0.3%	17	7.3%
Total cost of revenues	$51,747	60.4%	$50,067	57.7%	$1,680	3.4%
Lease expense and depreciation increased primarily due to higher depreciation driven by an increase in capitalized internal-use software and finance leases. Royalties and resellers costs increased primarily due to increased sales for products in which we pay royalties. Data costs decreased primarily due to the December 2024 amendment to our data license agreement with Charter Operating, for which fees are now paid based on household counts provided during the period.
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
Selling and marketing expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$11,627	13.6%	$11,928	13.7%	$(301)	(2.5)%
Technology	811	0.9%	794	0.9%	17	2.1%
Professional fees	679	0.8%	697	0.8%	(18)	(2.6)%
Marketing and advertising	644	0.8%	847	1.0%	(203)	(24.0)%
Lease expense and depreciation	557	0.6%	690	0.8%	(133)	(19.3)%
Other	485	0.6%	408	0.5%	77	18.9%
Total selling and marketing expenses	$14,803	17.3%	$15,364	17.7%	$(561)	(3.7)%
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
Research and development expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$6,296	7.4%	$6,751	7.8%	$(455)	(6.7)%
Technology	786	0.9%	790	0.9%	(4)	(0.5)%
Professional fees	483	0.6%	526	0.6%	(43)	(8.2)%
Lease expense and depreciation	450	0.5%	599	0.7%	(149)	(24.9)%
Other	103	0.1%	101	0.1%	2	2.0%
Total research and development expenses	$8,118	9.5%	$8,767	10.1%	$(649)	(7.4)%
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
General and administrative expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$7,282	8.5%	$6,415	7.4%	$867	13.5%
Professional fees	3,085	3.6%	3,947	4.5%	(862)	(21.8)%
Technology	840	1.0%	857	1.0%	(17)	(2.0)%
Lease expense and depreciation	282	0.3%	350	0.4%	(68)	(19.4)%
Other	986	1.2%	1,644	1.9%	(658)	(40.0)%
Total general and administrative expenses	$12,475	14.6%	$13,213	15.2%	$(738)	(5.6)%
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, primarily our 2016 Rentrak merger. Amortization of intangible assets was $0.6 million and $0.8 million during the three months ended March 31, 2025 and 2024, respectively.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense primarily relates to interest and amortization of debt issuance costs under our Credit Agreement, our Prior Credit Agreement and our finance leases.
We incurred interest expense, net of $1.8 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively. The increase in interest expense, net for the three months ended March 31, 2025 as compared to 2024 was primarily due to the increase in debt balance related to the Credit Agreement executed on December 31, 2024. For additional information, refer to Footnote 5, Debt.
(Loss) Gain From Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions, primarily resulting in non-cash unrealized gains and losses. Our foreign currency exposures that relate to the translation to U.S. Dollars are in a net liability position, and our foreign currency exposures that relate to the translation from U.S. Dollars are in a net asset position.
For the three months ended March 31, 2025, the loss from foreign currency transactions was $1.7 million. The loss was primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and the U.S. Dollar against the Euro. For the three months ended March 31, 2024, the gain from foreign currency transactions was $1.0 million. The gain was primarily driven by fluctuations between the Chilean Peso, U.S. Dollar and Euro exchange rates.
Other Income, Net
Other income, net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. Other income, net was zero and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
Income Tax Benefit
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
For the three months ended March 31, 2025 and 2024, we recorded an income tax benefit of $1.6 million and $0.2 million, respectively, resulting in effective tax rates of 28.3% and 13.0%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, changes in the valuation allowance against our domestic deferred tax assets and deferred tax expense resulting from amortization of tax deductible goodwill.

Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$9,062	$6,868
Net cash used in investing activities	(5,651)	(6,096)
Net cash used in financing activities	(3,022)	(4,407)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	644	(384)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,033	(4,019)
Overview
Our principal uses of cash consist of cash paid for data, payroll and other operating expenses, including expenses incurred in prior periods; payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers; and service of our debt and lease facilities.
As of March 31, 2025, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $34.5 million, including $3.5 million in restricted cash (primarily related to letters of credit); cash flows from our operations; and amounts available to us under our Credit Agreement, as described below. We had outstanding letters of credit of $3.2 million as of March 31, 2025.
On December 31, 2024, we entered into the Credit Agreement with Blue Torch Finance LLC. The Credit Agreement has a term of four years and matures in December 2028. The Credit Agreement provides a borrowing capacity of $60.0 million consisting of a $45.0 million term loan that was fully funded at closing (the "Term Loan") and a $15.0 million revolving credit facility that was unfunded at closing (the "Revolving Facility"). Initial proceeds from the Term Loan were used to resolve our aged accounts payable, cash collateralize our outstanding letters of credit, pay transaction fees and expenses, and strengthen our cash position. As of March 31, 2025, we had no borrowings outstanding under the Revolving Facility, with remaining borrowing capacity of $15.0 million.
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
Macroeconomic Factors
In recent years, macroeconomic challenges such as inflation, rising interest rates, capital market disruptions and recession concerns have caused some advertisers to reduce or delay advertising expenditures. Recent developments in U.S. trade policy have created additional uncertainty, contributing to further spending delays by advertisers. These declines have had a direct impact on demand for our products, particularly those that are tied to advertising spend. We expect that softness in the advertising market will continue to affect our business in 2025. Although we cannot quantify the impact of macroeconomic factors on our future results, any worsening of ad market conditions could negatively impact our financial position and liquidity.
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
As of March 31, 2025, each share of Preferred Stock was convertible into 0.052830 shares of Common Stock, with such conversion rate scheduled to return to 0.05 upon payment of accrued dividends.
Any payment of dividends (annual or special) in the form of cash could significantly impact our financial position and liquidity.
Secured Credit Agreement
On December 31, 2024, we entered into the Credit Agreement with Blue Torch Finance LLC. The Credit Agreement has a term of four years and matures in December 2028. The Credit Agreement provides a borrowing capacity of $60.0 million consisting of the $45.0 million Term Loan and the $15.0 million Revolving Facility. As of March 31, 2025, the interest rate for the Term Loan was 11.56% based on the Adjusted Term SOFR rate, as defined in the Credit Agreement. In addition, the Credit Agreement provides for an unused commitment fee equal to 1.0% per annum of the unused Revolving Facility.
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
The Credit Agreement contains financial covenants that require us to maintain a maximum Senior Leverage Ratio and minimum Liquidity (each term as defined in the Credit Agreement) during the term of the facility. Additionally, the Credit Agreement contains restrictive covenants that limit our ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. With respect to dividends, the Credit Agreement prohibits the payment of cash dividends to holders of the Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends, including a heightened Liquidity requirement, on and after that date. As of March 31, 2025, we were in compliance with our covenants under the Credit Agreement.
As of March 31, 2025, we had $44.9 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility, with a remaining borrowing capacity of $15.0 million.
For additional information on the Credit Agreement, refer to Footnote 5, Debt.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, stock-based compensation, non-cash operating lease expense, amortization expense of finance leases and intangible assets and deferred tax benefit.
Net cash provided by operating activities for the three months ended March 31, 2025 was $9.1 million compared to $6.9 million for the three months ended March 31, 2024. The increase in cash provided by operating activities was attributable to a net increase in cash generated from operating assets and liabilities, with $4.2 million of cash provided for the three months ended March 31, 2025 as compared to $1.7 million of cash used for the three months ended March 31, 2024, primarily due to higher cash collections in 2025 as a result of customer payment timing.
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
Net cash used in investing activities for the three months ended March 31, 2025 was $5.7 million compared to $6.1 million for the three months ended March 31, 2024. The decrease in cash used in investing activities was primarily due to a decrease in cash paid for capitalized internally developed software.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2025 was $3.0 million compared to $4.4 million during the three months ended March 31, 2024. The decrease in cash used in financing activities was primarily due to the third and final installment of the contingent consideration for the Shareablee acquisition paid during the three months ended March 31, 2025 being lower than the second installment paid during the three months ended March 31, 2024. This decrease was partially offset by financing and debt issuance payments related to our Credit Agreement during the three months ended March 31, 2025.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected TV data providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected TV data. These agreements have remaining terms of less than one year to six years. As of March 31, 2025, the total fixed payment obligations related to set-top box and connected TV data agreements are $118.4 million and $21.1 million, respectively. In addition, we expect to make variable payments related to a set-top box data agreement totaling an estimated $104.0 million over the next six years.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from less than one year to five years. As of March 31, 2025, the total fixed payment obligation related to these agreements is $33.7 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is less than one year. As of March 31, 2025, the total fixed payment obligation related to this agreement is $10.0 million.
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
Refer to the critical accounting estimates disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2024 10-K for detailed information about the estimates and assumptions that we consider to be the most critical to an understanding of our financial condition and results of operations. These estimates and assumptions involve significant judgments and uncertainties, and actual results in these areas could differ from our estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We have interest rate risk for amounts outstanding under the Credit Agreement, and we have foreign currency exchange rate risk from our global operations.
As of March 31, 2025, the interest rate for the Term Loan under the Credit Agreement was 11.56% based on the Adjusted Term SOFR rate.
For discussion of the market risk associated with our interest rate and foreign currency exposure, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2024 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2025, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed in Item 1A, "Risk Factors" of our 2024 10-K before you decide whether to invest in our stock. The risks identified below and in our 2024 10-K could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below and in our 2024 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
Macroeconomic factors could continue to adversely affect our business and financial results.
Our business depends on the health of the media and advertising industries in which we operate. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' spending priorities, and the economy in general. In recent years, macroeconomic factors including inflation, rising interest rates and supply chain disruptions have caused some advertisers to reduce or delay advertising expenditures. Recent developments in U.S. trade policy have created additional uncertainty, contributing to further spending delays by advertisers. These declines, which may continue in future periods, have had a direct impact on demand for our products, which measure advertising campaigns and audiences.
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
We have a senior secured financing agreement (the "Credit Agreement") with a borrowing capacity of $60.0 million. As of March 31, 2025, we had outstanding borrowings totaling $44.9 million under the Credit Agreement. Amounts outstanding under the Credit Agreement are made at the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement) and bear interest at a rate per annum equal to (i) the Adjusted Term SOFR rate, subject to a 3.0% floor, plus an applicable margin of 7.0%, or (ii) the Reference Rate, subject to a 4.0% floor, plus an applicable margin of 6.0%. As of March 31, 2025, the applicable interest rate was 11.56078%. In addition, the Credit Agreement provides for an unused commitment fee equal to 1.0% per annum of the unused revolving commitments. The Credit Agreement matures in December 2028.
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
Our existing stockholders have experienced and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of March 31, 2025, our Preferred Stock was convertible into an aggregate of 5,060,313 shares of Common Stock at the election of the holders. In addition, holders of Preferred Stock are entitled to a cumulative annual dividend at a rate of 7.5% per annum. The Certificate of Designations of our Preferred Stock permits payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock (which would be convertible into shares of Common Stock) or a combination thereof, subject to conditions set forth in the Certificate of Designations. As described above, however, our Credit Facility prohibits the payment of cash dividends on the Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends on and after that date. These restrictions make it more likely that we may become obligated to pay annual dividends on the Preferred Stock in the form of securities.
As of March 31, 2025, 99,469 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 396,916 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including Shareablee plan awards and an employment inducement award we granted in 2021), and 761,846 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan (the "2018 Plan"). Additionally, we have proposed that our stockholders approve an amendment to the 2018 Plan to increase the number of shares available for grant under the 2018 Plan by 2,000,000.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2025
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
Separation and General Release Agreement, dated as of January 27, 2025, by and between comScore, Inc. and David Algranati (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2024, filed March 6, 2025) (File No. 001-33520)

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
May 7, 2025