Form 10-Q
period 2025-06-30
COMSCORE, INC.
filed 2025-08-06
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 1, 2025, there were 5,014,780 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding our restructuring activities and cost-reduction initiatives; macroeconomic trends and factors that we expect may influence our business, including changes or declines in advertising spending; plans for financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with debt and financing covenants, dividend requirements and other payment obligations; expectations regarding our commercial relationships and the development and introduction of new products; potential limitations on our net operating loss carryforwards and other tax assets; potential dilution from securities issuances; regulatory compliance and expected changes in the regulatory, tax, industry or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; and plans for growth and future operations, as well as assumptions relating to the foregoing.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2025	December 31, 2024
(In thousands, except share and per share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,993	$29,937
Restricted cash	3,533	3,531
Accounts receivable, net of allowances of $467 and $462, respectively ($1,856 and $913 of accounts receivable attributable to related parties, respectively)	54,442	64,266
Prepaid expenses and other current assets	12,483	10,323
Total current assets	96,451	108,057
Property and equipment, net	45,846	47,116
Operating right-of-use assets	11,379	13,173
Deferred tax assets	2,809	2,624
Intangible assets, net	3,793	5,058
Goodwill	248,467	246,010
Other non-current assets	7,141	8,209
Total assets	$415,886	$430,247
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable ($2,083 and $2,070 attributable to related parties, respectively)	$15,167	$16,471
Accrued expenses ($8,128 and $8,588 attributable to related parties, respectively)	42,006	35,013
Contract liabilities ($803 and $714 attributable to related parties, respectively)	43,050	45,464
Accrued dividends (related parties)	17,895	8,962
Customer advances ($144 and $— attributable to related parties, respectively)	7,320	9,566
Current operating lease liabilities	8,433	8,598
Other current liabilities	5,915	7,230
Total current liabilities	139,786	131,304
Secured term loan	39,990	40,718
Non-current operating lease liabilities	11,127	14,805
Non-current portion of accrued data costs ($20,172 and $22,031 attributable to related parties, respectively)	28,219	33,551
Deferred tax liabilities	1,422	891
Other non-current liabilities	9,541	9,771
Total liabilities	230,085	231,040
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 104,000,000 shares authorized as of June 30, 2025 and 100,000,000 shares authorized as of December 31, 2024; 95,784,903 shares issued and outstanding as of June 30, 2025 and December 31, 2024; aggregate liquidation preference of $254,665 as of June 30, 2025, and $245,732 as of December 31, 2024 (related parties)	207,470	207,470
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 1,000,000 shares authorized as of June 30, 2025 and 5,000,000 shares authorized as of December 31, 2024; no shares issued or outstanding as of June 30, 2025 or December 31, 2024	—	—
Common stock, $0.001 par value; 16,750,000 shares authorized as of June 30, 2025 and 13,750,000 shares authorized as of December 31, 2024; 5,353,019 shares issued and 5,014,780 shares outstanding as of June 30, 2025, and 5,228,814 shares issued and 4,890,575 shares outstanding as of December 31, 2024	5	5
Additional paid-in capital	1,715,149	1,714,052
Accumulated other comprehensive loss	(10,153)	(18,068)
Accumulated deficit	(1,496,686)	(1,474,268)
Treasury stock, at cost, 338,239 shares as of June 30, 2025 and December 31, 2024	(229,984)	(229,984)
Total stockholders' equity (deficit)	(21,669)	(8,263)
Total liabilities, convertible redeemable preferred stock and stockholders' equity (deficit)	$415,886	$430,247
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues (1)	$89,389	$85,837	$175,098	$172,632

Cost of revenues (1) (2) (3)	53,099	51,953	104,846	102,020
Selling and marketing (2) (3)	16,663	14,812	31,466	30,176
Research and development (2) (3)	7,804	8,373	15,922	17,140
General and administrative (2) (3)	12,872	11,334	25,347	24,547
Amortization of intangible assets	632	800	1,264	1,601
Restructuring	—	493	—	953
Total expenses from operations	91,070	87,765	178,845	176,437
Loss from operations	(1,681)	(1,928)	(3,747)	(3,805)
(Loss) gain from foreign currency transactions	(3,803)	(248)	(5,546)	715
Interest expense, net	(1,553)	(444)	(3,311)	(1,016)
Other income, net	—	376	—	651
Loss before income taxes	(7,037)	(2,244)	(12,604)	(3,455)
Income tax (provision) benefit	(2,455)	536	(881)	693
Net loss	$(9,492)	$(1,708)	$(13,485)	$(2,762)
Net loss available to common stockholders:
Net loss	$(9,492)	$(1,708)	$(13,485)	$(2,762)
Convertible redeemable preferred stock dividends (1)	(4,494)	(4,244)	(8,933)	(8,484)
Total net loss available to common stockholders	$(13,986)	$(5,952)	$(22,418)	$(11,246)
Net loss available to common stockholders:
Basic and diluted	$(2.73)	$(1.19)	$(4.41)	$(2.28)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	5,114,830	4,991,496	5,078,069	4,938,464
Comprehensive loss:
Net loss	$(9,492)	$(1,708)	$(13,485)	$(2,762)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	5,276	(110)	7,915	(2,097)
Total comprehensive loss	$(4,216)	$(1,818)	$(5,570)	$(4,859)

(1) Transactions with related parties are included in the line items above as follows. Refer to Footnote 8, Related Party Transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$2,285	$2,397	$4,889	$4,915
Cost of revenues	5,435	8,012	11,201	15,600
Convertible redeemable preferred stock dividends	(4,494)	(4,244)	(8,933)	(8,484)

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$399	$156	$561	$399
Selling and marketing	383	139	507	279
Research and development	239	105	336	285
General and administrative	727	611	1,082	1,426
Total stock-based compensation expense	$1,748	$1,011	$2,486	$2,389
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	95,784,903	$207,470	4,890,575	$5	$1,714,052	$(18,068)	$(1,474,268)	$(229,984)	$(8,263)
Net loss	—	—	—	—	—	—	(3,993)	—	(3,993)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,439)	—	(4,439)
Restricted stock units distributed	—	—	22,511	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	284	—	—	—	284
Settlement of restricted stock unit liability	—	—	—	—	314	—	—	—	314
Foreign currency translation adjustment	—	—	—	—	—	2,639	—	—	2,639
Balance as of March 31, 2025	95,784,903	$207,470	4,913,086	$5	$1,714,650	$(15,429)	$(1,482,700)	$(229,984)	$(13,458)
Net loss	—	—	—	—	—	—	(9,492)	—	(9,492)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,494)	—	(4,494)
Restricted stock units distributed	—	—	102,420	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(726)	—	(3)	—	—	—	(3)
Amortization of stock-based compensation	—	—	—	—	502	—	—	—	502
Settlement of restricted stock unit liability	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	5,276	—	—	5,276
Balance as of June 30, 2025	95,784,903	$207,470	5,014,780	$5	$1,715,149	$(10,153)	$(1,496,686)	$(229,984)	$(21,669)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	82,527,609	$187,885	4,755,141	$5	$1,696,612	$(14,110)	$(1,396,420)	$(229,984)	$56,103
Net loss	—	—	—	—	—	—	(1,054)	—	(1,054)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,240)	—	(4,240)
Restricted stock units distributed	—	—	7,780	—	—	—	—	—	—
Exercise of Common Stock options	—	—	33	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(2,684)	—	(46)	—	—	—	(46)
Amortization of stock-based compensation	—	—	—	—	681	—	—	—	681
Settlement of restricted stock unit liability	—	—	—	—	1,895	—	—	—	1,895
Foreign currency translation adjustment	—	—	—	—	—	(1,987)	—	—	(1,987)
Other	—	—	(39)	—	—	—	—	—	—
Balance as of March 31, 2024	82,527,609	$187,885	4,760,231	$5	$1,699,142	$(16,097)	$(1,401,714)	$(229,984)	$51,352
Net loss	—	—	—	—	—	—	(1,708)	—	(1,708)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,244)	—	(4,244)
Restricted stock units distributed	—	—	131,817	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(2,411)	—	(33)	—	—	—	(33)
Amortization of stock-based compensation	—	—	—	—	580	—	—	—	580
Foreign currency translation adjustment	—	—	—	—	—	(110)	—	—	(110)
Balance as of June 30, 2024	82,527,609	$187,885	4,889,637	$5	$1,699,689	$(16,207)	$(1,407,666)	$(229,984)	$45,837
(1) Transactions for these line items were exclusively with related parties. Refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit) and Footnote 8, Related Party Transactions.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Operating activities:
Net loss	$(13,485)	$(2,762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,674	10,657
Non-cash operating lease expense	2,500	2,653
Stock-based compensation expense	2,486	2,389
Amortization expense of finance leases	1,857	1,656
Amortization of intangible assets	1,264	1,601
Deferred tax provision (benefit)	538	(365)
Other	1,311	453
Changes in operating assets and liabilities:
Accounts receivable	11,255	9,322
Prepaid expenses and other assets	(1,077)	492
Accounts payable, accrued expenses and other liabilities	515	(1,584)
Contract liabilities and customer advances	(4,460)	(4,151)
Operating lease liabilities	(4,384)	(4,758)
Net cash provided by operating activities	9,994	15,603

Investing activities:
Capitalized internal-use software costs	(10,868)	(11,664)
Purchases of property and equipment	(524)	(456)
Net cash used in investing activities	(11,392)	(12,120)

Financing activities:
Principal payments on finance leases	(1,609)	(1,161)
Principal payments on insurance financing	(1,321)	—
Contingent consideration payment at initial value	(859)	(3,704)
Payment of financing and debt issuance costs	(559)	—
Principal payments of term loan	(225)	—
Payments of line of credit	—	(6,000)
Other	(3)	(95)
Net cash used in financing activities	(4,576)	(10,960)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,032	(616)
Net decrease in cash, cash equivalents and restricted cash	(3,942)	(8,093)
Cash, cash equivalents and restricted cash at beginning of period	33,468	22,936
Cash, cash equivalents and restricted cash at end of period	$29,526	$14,843

	As of June 30,
	2025	2024
Cash and cash equivalents	$25,993	$14,655
Restricted cash	3,533	188
Total cash, cash equivalents and restricted cash	$29,526	$14,843

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of non-cash investing and financing activities:
Convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	$8,933	$8,484
Change in accounts payable and accrued expenses related to capital expenditures	898	1,083
Right-of-use assets obtained in exchange for finance lease liabilities	619	7,861
Settlement of restricted stock unit liability	314	1,895
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
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K"). The Condensed Consolidated Results of Operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2025 or thereafter. All references to June 30, 2025 and 2024 in the Notes to Condensed Consolidated Financial Statements are unaudited.
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
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of June 30, 2025 because a deemed liquidation event is not considered probable as of such date.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability. As of June 30, 2025, the probability of a change of control was determined to be remote and the fair value of the change of control derivative was determined to be negligible.
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
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Preferred stock (1)	5,060,311	4,700,278	4,970,516	4,614,513
Stock options and restricted stock units	294,230	295,756	313,021	304,022
Contingent consideration (2)	—	84,003	—	84,003
Warrants	—	260,858	—	266,854
Total	5,354,541	5,340,895	5,283,537	5,269,392
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period (or at the time of issuance, if later).
(2) A contingent consideration liability was recognized as part of the Company's acquisition of Shareablee, Inc. ("Shareablee") in December 2021. The liability payments could have been settled in any combination of cash or shares of Common Stock based on the volume-weighted average trading price of the Common Stock for the ten trading days prior to the date of each payment. In the first quarter of 2025, the Company settled the third and final installment of $1.2 million in cash and there is no further contingent consideration liability outstanding. The Company calculated a potential anti-dilutive share count for the three and six months ended June 30, 2024 based on the remaining expected payments totaling $1.2 million and the $14.19 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on June 28, 2024.
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
On July 4, 2025, the One Big Beautiful Bill (the "OBBB") Act was signed into law in the United States. The OBBB Act includes significant provisions, such as the permanent extension and modification of certain provisions of the U.S. Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions beginning in 2025 and others beginning at various dates through 2027. The Company is assessing the OBBB Act's impact on the Company's financial statements and related disclosures, but does not currently expect it to materially impact the Company's income tax position in 2025.
Accounting Guidance Issued But Not Adopted at June 30, 2025
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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
By solution group:	2025	2024	2025	2024
Content & Ad Measurement
Syndicated Audience	$63,953	$64,189	$127,457	$128,789
Cross-Platform	12,800	8,000	22,462	16,020
Total Content & Ad Measurement	76,753	72,189	149,919	144,809
Research & Insight Solutions	12,636	13,648	25,179	27,823
Total	$89,389	$85,837	$175,098	$172,632

The following table presents the Company's revenue disaggregated by geographical market and timing of transfer of products and services. The Company attributes revenue to geographical markets based on the location of the customer.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
By geographical market:	2025	2024	2025	2024
United States	$79,146	$76,543	$155,554	$154,212
Europe	6,088	5,063	11,396	10,174
Latin America	1,808	1,769	3,539	3,445
Canada	1,297	1,449	2,570	2,853
Other	1,050	1,013	2,039	1,948
Total	$89,389	$85,837	$175,098	$172,632

By timing of revenue recognition:
Products and services transferred over time	$75,703	$74,656	$148,562	$149,675
Products and services transferred at a point in time	13,686	11,181	26,536	22,957
Total	$89,389	$85,837	$175,098	$172,632
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	June 30, 2025	December 31, 2024
Accounts receivable, net	$54,442	$64,266
Current and non-current contract assets	2,807	3,788
Current contract liabilities	43,050	45,464
Current customer advances	7,320	9,566
Non-current contract liabilities	33	688
Significant changes in the current contract liabilities balance are as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024
Revenue recognized that was included in the opening contract liabilities balance	$(37,512)	$(42,702)
Cash received or amounts billed in advance and not recognized as revenue	31,536	37,443
Remaining Performance Obligations
As of June 30, 2025, approximately $190 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 34% of these remaining performance obligations during the remainder of 2025, approximately 43% in 2026, and approximately 16% in 2027, with the remainder recognized thereafter.
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
On June 24, 2025, each holder of Preferred Stock waived its right to receive on June 30, 2025 the annual dividends otherwise payable by the Company on that date (the "June 2025 Waivers"). Under the June 2025 Waivers and the Certificate of Designations, the deferred dividends will accrue and accumulate at a rate of 9.5% per year from June 30, 2025 until declared and paid, with payment to occur on or before December 31, 2025.
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
As of June 30, 2025, each share of Preferred Stock was convertible into 0.053779 shares of Common Stock, with such assumed conversion rate scheduled to return to 0.05 upon payment of accrued dividends. As of June 30, 2025, no shares of Preferred Stock have been converted into Common Stock, and accrued dividends for the Preferred Stock totaled $17.9 million.
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
Borrowings under the Credit Agreement are made at the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement) and bear interest at a rate per annum equal to (i) the Adjusted Term SOFR rate, subject to a 3.0% floor, plus an applicable margin of 7.0% or (ii) the Reference Rate, subject to a 4.0% floor, plus an applicable margin of 6.0%. The Credit Agreement also provides for an unused commitment fee equal to 1.0% per annum of the unused Revolving Facility commitments. To the extent that an event of default exists and is continuing, at the election of the Agent, all amounts outstanding under the Credit Agreement will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. The Company elected the Adjusted Term SOFR rate for the Term Loan as of December 31, 2024. As of June 30, 2025, the stated interest rate on the Term Loan was 11.56%.
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
Additionally, the Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. With respect to dividends, the Credit Agreement prohibits the payment of cash dividends to holders of the Company's Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends, including a heightened Liquidity requirement, on and after that date. The Company was in compliance with the covenants under the Credit Agreement as of June 30, 2025.
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

The Term Loan is recorded on the Condensed Consolidated Balance Sheets, net of debt issuance costs and debt discount. The debt issuance costs and debt discount associated with the Term Loan were capitalized and are amortized through interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss during the term of the Term Loan. As of December 31, 2024 (the date the Company entered into the Credit Agreement), the effective interest rate calculated to amortize these costs was 14.54%.
The Credit Agreement was evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument. Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the financial statements. No embedded features were identified requiring bifurcation, other than the change of control feature. The Company reassesses whether a change in control is considered probable as of each reporting date. The change in control feature is not recorded on the Condensed Consolidated Balance Sheet as of June 30, 2025 because a change in control is not considered probable as of such date.
The Company's total debt obligations under the Credit Agreement as of June 30, 2025 and December 31, 2024 are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Secured term loan	$45,000	$45,000
Less: Unamortized debt discount and issuance costs	(3,435)	(3,832)
Less: Principal payments	(225)	—
Total (1)	$41,340	$41,168
(1) The current portion of the Term Loan as of June 30, 2025 and December 31, 2024 was $1.4 million and $0.5 million, respectively, and was classified within other current liabilities in the Condensed Consolidated Balance Sheets.
The information set forth below summarizes the required future principal payments on the Term Loan, by year, as of June 30, 2025:

(In thousands)
2025 (remaining)	$225
2026	2,250
2027	2,250
2028	40,050
Total	$44,775
The debt issuance costs associated with the Revolving Facility are capitalized and recorded in other non-current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2025, the Company had no borrowings outstanding under the Revolving Facility, with remaining borrowing capacity of $15.0 million.
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
6.Fair Value Measurements
There were no financial instruments measured at fair value as of June 30, 2025. As of December 31, 2024, the Company's financial instrument measured at fair value in the accompanying Condensed Consolidated Balance Sheet on a recurring basis was the following:

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
There were no changes to the Company's valuation techniques or methodologies during the three and six months ended June 30, 2024.
The following table presents the changes in the Company's recurring Level 3 fair valued instruments for the six months ended June 30, 2024:

(In thousands)	Warrants Liability
Balance as of December 31, 2023	$669
Total gain recognized due to remeasurement and expiration of warrants (1)	(669)
Balance as of June 30, 2024	$—
(1) The gain due to remeasurement and expiration of warrants was recorded in other income, net, in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The Series A Warrants expired unexercised on June 26, 2024.
7.Accrued Expenses

	As of	As of
(In thousands)	June 30, 2025	December 31, 2024
Accrued data costs	$24,813	$20,835
Payroll and payroll-related	11,271	8,566
Professional fees	2,253	2,360
Other	3,669	3,252
Total accrued expenses	$42,006	$35,013

8.Related Party Transactions
Transactions with WPP
As of June 30, 2025 (based on public filings), WPP plc and its affiliates ("WPP") owned 565,968 shares of the Company's outstanding Common Stock, representing 11.3% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues	$1,710	$1,591	$3,512	$3,262
Cost of revenues	2,210	2,405	4,360	4,387
The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	June 30, 2025	December 31, 2024
Assets
Accounts receivable, net	$1,624	$687
Liabilities
Accounts payable	$2,083	$1,987
Accrued expenses	166	199
Contract liabilities	432	384
Customer advances	144	—
Transactions with Charter, Liberty and Pine
As of June 30, 2025, Charter, Liberty and Pine each held 33.3% of the outstanding shares of Preferred Stock. Charter, Liberty and Pine are entitled to convert the Preferred Stock into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. As of June 30, 2025 (based on public filings), Pine also owned 109,654 shares of the Company's outstanding Common Stock, representing 2.2% of the outstanding Common Stock. In addition, Charter, Liberty and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement.
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
On June 24, 2025, each holder of Preferred Stock waived its right to receive on June 30, 2025 the annual dividends otherwise payable on that date for the dividend period ending June 29, 2025. Under the waivers and the Certificate of Designations, the deferred dividends will continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before December 31, 2025.
As of June 30, 2025 and December 31, 2024, Charter, Liberty and Pine each owned 31,928,301 shares of Preferred Stock. Accrued dividends to the holders of Preferred Stock as of June 30, 2025 and December 31, 2024 were $17.9 million and $9.0 million, respectively.
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
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues	$501	$501	$1,002	$1,042
Cost of revenues	3,225	5,607	6,841	11,213
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	June 30, 2025	December 31, 2024
Accrued expenses	$7,962	$8,389
Non-current portion of accrued data costs	20,172	22,031
The Company had no transactions with Pine and Liberty for the three and six months ended June 30, 2025 and 2024.
Transactions with Directors and Officers
The Company recognized revenues of $0.1 million and $0.4 million during the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30, 2024, respectively, from transactions with affiliates or former affiliates of its directors and officers in the normal course of business as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2024, $0.2 million and $0.4 million of these revenues were separately disclosed as transactions with Qurate and its affiliates.
9.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with multichannel video programming distributors ("MVPDs") and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms of less than one year to six years. As of June 30, 2025, the total fixed payment obligations related to set-top box and connected television data agreements are $112.1 million and $25.7 million, respectively.
The information set forth below summarizes the contractual obligations, by year, as of June 30, 2025:

(In thousands)
2025 (remaining)	$22,473
2026	42,572
2027	27,973
2028	16,528
2029	14,115
Thereafter	14,163
Total	$137,824
In addition, the Company expects to make variable payments related to a set-top box data agreement totaling an estimated $95.2 million over the next six years.
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

State Sales Tax Audit
In January 2025, the Company received an initial audit assessment from the State of Washington Department of Revenue related to an audit of potential sales tax liabilities in Washington for fiscal years 2020 through 2023. The aggregate assessment calculated by the Department of Revenue, including alleged penalties and interest, was approximately $8.0 million. The Company has petitioned for review of the audit assessment and believes it has a strong position that its activities are not taxable under the applicable terms of Washington law. As of June 30, 2025, the Company cannot reasonably estimate the outcome of the review and the potential liability, if any, that may be incurred in this matter.
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

The Company's CODM uses consolidated net income to make decisions, allocate resources and assess performance. The following table presents financial information that is presented to the CODM with respect to the Company's single operating segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues
Content & Ad Measurement	$76,753	$72,189	$149,919	$144,809
Syndicated Audience	63,953	64,189	127,457	128,789
Cross Platform	12,800	8,000	22,462	16,020
Research & Insight Solutions	12,636	13,648	25,179	27,823
Total revenues	$89,389	$85,837	$175,098	$172,632

Cost of goods sold (1)	33,099	33,936	65,716	66,741

Operating expenses
Compensation	$34,212	$31,866	$67,781	$64,845
Professional fees	5,197	4,943	10,087	10,786
Facilities & office expense	2,161	2,746	4,470	5,194
Software licenses, maintenance and systems	3,219	3,074	6,473	6,166
Travel & entertainment	656	595	1,121	1,094
Other operating expenses	1,930	1,519	3,165	3,479
Total operating expenses	$47,375	$44,743	$93,097	$91,564

Depreciation & amortization	$7,449	$7,221	$14,795	$13,914
Stock-based compensation	1,748	1,011	2,486	2,389
Non-recurring expenses	364	(15)	709	150
Restructuring & transformation	1,035	493	2,042	1,028
Foreign currency transactions	3,803	248	5,546	(715)
Interest expense, net	1,553	444	3,311	1,016
Taxes	2,455	(536)	881	(693)
Net loss	$(9,492)	$(1,708)	$(13,485)	$(2,762)
(1) Excludes certain items that are recorded within the cost of revenues, selling and marketing, research and development, and general and administrative expense lines on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss that are presented elsewhere in this table in accordance with the presentation to the CODM, who uses the adjusted presentation to allocate resources and assess performance.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$89,389	100.0%	$85,837	100.0%	$175,098	100.0%	$172,632	100.0%
Cost of revenues	53,099	59.4%	51,953	60.5%	104,846	59.9%	102,020	59.1%
Selling and marketing	16,663	18.6%	14,812	17.3%	31,466	18.0%	30,176	17.5%
Research and development	7,804	8.7%	8,373	9.8%	15,922	9.1%	17,140	9.9%
General and administrative	12,872	14.4%	11,334	13.2%	25,347	14.5%	24,547	14.2%
Amortization of intangible assets	632	0.7%	800	0.9%	1,264	0.7%	1,601	0.9%
Restructuring	—	—%	493	0.6%	—	—%	953	0.6%
Total expenses from operations	91,070	101.8%	87,765	102.2%	178,845	102.1%	176,437	102.2%
Loss from operations	(1,681)	(1.9)%	(1,928)	(2.2)%	(3,747)	(2.1)%	(3,805)	(2.2)%
(Loss) gain from foreign currency transactions	(3,803)	(4.3)%	(248)	(0.3)%	(5,546)	(3.2)%	715	0.4%
Interest expense, net	(1,553)	(1.7)%	(444)	(0.5)%	(3,311)	(1.9)%	(1,016)	(0.6)%
Other income, net	—	—%	376	0.4%	—	—%	651	0.4%
Loss before income taxes	(7,037)	(7.9)%	(2,244)	(2.6)%	(12,604)	(7.2)%	(3,455)	(2.0)%
Income tax (provision) benefit	(2,455)	(2.7)%	536	0.6%	(881)	(0.5)%	693	0.4%
Net loss	$(9,492)	(10.6)%	$(1,708)	(2.0)%	$(13,485)	(7.7)%	$(2,762)	(1.6)%

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
Revenues for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$63,953	71.5%	$64,189	74.8%	$(236)	(0.4)%
Cross-Platform	12,800	14.3%	8,000	9.3%	4,800	60.0%
Total Content & Ad Measurement	76,753	85.9%	72,189	84.1%	4,564	6.3%
Research & Insight Solutions	12,636	14.1%	13,648	15.9%	(1,012)	(7.4)%
Total revenues	$89,389	100.0%	$85,837	100.0%	$3,552	4.1%
Content & Ad Measurement revenue increased due to higher renewals and new business in local TV and an increase in our Cross-Platform revenue, primarily driven by increased usage of our Proximic and CCR products and adoption of our CCM offering. Included in Syndicated Audience revenue is local TV revenue from a new contract with a large enterprise media client that resulted in revenue being recognized earlier in the year than we anticipated. This increase was partially offset by a decrease in revenue from our national TV and syndicated digital products due to lower renewals.
Research & Insight Solutions revenue decreased primarily due to lower deliveries of certain custom digital products.
Revenues for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$127,457	72.8%	$128,789	74.6%	$(1,332)	(1.0)%
Cross-Platform	22,462	12.8%	16,020	9.3%	6,442	40.2%
Total Content & Ad Measurement	149,919	85.6%	144,809	83.9%	5,110	3.5%
Research & Insight Solutions	25,179	14.4%	27,823	16.1%	(2,644)	(9.5)%
Total revenues	$175,098	100.0%	$172,632	100.0%	$2,466	1.4%
Content & Ad Measurement revenue increased due to higher renewals and new business in local TV and an increase in our Cross-Platform revenue, primarily driven by increased usage of our Proximic and CCR products and adoption of our CCM offering. This increase was partially offset by a decrease in revenue from our national TV and syndicated digital products due to lower renewals.
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
Cost of revenues for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Data costs	$16,886	19.0%	$19,543	22.7%	$(2,657)	(13.6)%
Employee costs	11,276	12.6%	9,930	11.6%	1,346	13.6%
Systems and bandwidth costs	7,619	8.5%	6,548	7.6%	1,071	16.4%
Lease expense and depreciation	7,093	7.9%	6,543	7.6%	550	8.4%
Panel costs	3,600	4.0%	3,073	3.6%	527	17.1%
Royalties and resellers	1,905	2.1%	1,472	1.7%	433	29.4%
Professional fees	1,690	1.9%	2,048	2.4%	(358)	(17.5)%
Sample and survey costs	1,529	1.7%	1,438	1.7%	91	6.3%
Technology	1,183	1.3%	1,076	1.3%	107	9.9%
Other	318	0.4%	282	0.3%	36	12.8%
Total cost of revenues	$53,099	59.4%	$51,953	60.5%	$1,146	2.2%
Employee costs increased primarily due to a shift in headcount toward supporting our products and an increase in employee bonuses. Systems and bandwidth costs increased primarily due to higher cloud computing and processing costs attributable to certain custom TV data set deliveries. These increases were partially offset by a decrease in data costs primarily due to the December 2024 amendment to our data license agreement with Charter Operating, for which fees are now paid based on household counts provided during the period.
Cost of revenues for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Data costs	$34,141	19.4%	$38,330	22.4%	$(4,189)	(10.9)%
Employee costs	21,932	12.5%	19,825	11.5%	2,107	10.6%
Systems and bandwidth costs	14,471	8.3%	13,329	7.7%	1,142	8.6%
Lease expense and depreciation	14,150	8.1%	12,642	7.3%	1,508	11.9%
Panel costs	7,099	4.1%	6,110	3.5%	989	16.2%
Royalties and resellers	3,956	2.3%	2,675	1.5%	1,281	47.9%
Professional fees	3,099	1.8%	3,305	1.9%	(206)	(6.2)%
Sample and survey costs	3,071	1.8%	3,178	1.8%	(107)	(3.4)%
Technology	2,359	1.3%	2,111	1.2%	248	11.7%
Other	568	0.3%	515	0.3%	53	10.3%
Total cost of revenues	$104,846	59.9%	$102,020	59.1%	$2,826	2.8%
Employee costs increased primarily due to a shift in headcount toward supporting our products and an increase in employee bonuses. Lease expense and depreciation increased primarily due to an increase in capitalized internal-use software and finance leases. Royalties and resellers costs increased primarily due to increased sales of products for which we pay royalties. Systems and bandwidth costs increased primarily due to higher cloud computing and processing costs attributable to certain custom TV data set deliveries. These increases were partially offset by a decrease in data costs primarily due to the December 2024 amendment to our data license agreement with Charter Operating, for which fees are now paid based on household counts provided during the period.
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

Selling and marketing expenses for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$12,838	14.3%	$11,508	13.4%	$1,330	11.6%
Marketing and advertising	1,242	1.4%	653	0.8%	589	90.2%
Technology	813	0.9%	796	0.9%	17	2.1%
Professional fees	701	0.8%	519	0.6%	182	35.1%
Lease expense and depreciation	521	0.6%	836	1.0%	(315)	(37.7)%
Other	548	0.6%	500	0.6%	48	9.6%
Total selling and marketing expenses	$16,663	18.6%	$14,812	17.3%	$1,851	12.5%
Employee costs increased primarily due to severance expense for terminated employees.
Selling and marketing expenses for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$24,465	14.0%	$23,436	13.6%	$1,029	4.4%
Marketing and advertising	1,886	1.1%	1,500	0.9%	386	25.7%
Technology	1,624	0.9%	1,590	0.9%	34	2.1%
Professional fees	1,380	0.8%	1,216	0.7%	164	13.5%
Lease expense and depreciation	1,078	0.6%	1,526	0.9%	(448)	(29.4)%
Other	1,033	0.6%	908	0.5%	125	13.8%
Total selling and marketing expenses	$31,466	18.0%	$30,176	17.5%	$1,290	4.3%
Employee costs increased primarily due to severance expense for terminated employees.
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
Research and development expenses for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$5,966	6.6%	$6,129	7.2%	$(163)	(2.7)%
Technology	722	0.8%	750	0.9%	(28)	(3.7)%
Professional fees	602	0.7%	691	0.8%	(89)	(12.9)%
Lease expense and depreciation	376	0.4%	676	0.8%	(300)	(44.4)%
Other	138	0.2%	127	0.1%	11	8.7%
Total research and development expenses	$7,804	8.7%	$8,373	9.8%	$(569)	(6.8)%
Research and development expenses for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$12,262	7.0%	$12,880	7.5%	$(618)	(4.8)%
Technology	1,508	0.9%	1,540	0.9%	(32)	(2.1)%
Professional fees	1,085	0.6%	1,217	0.7%	(132)	(10.8)%
Lease expense and depreciation	826	0.5%	1,275	0.7%	(449)	(35.2)%
Other	241	0.1%	228	0.1%	13	5.7%
Total research and development expenses	$15,922	9.1%	$17,140	9.9%	$(1,218)	(7.1)%
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
General and administrative expenses for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$7,594	8.5%	$5,992	6.9%	$1,602	26.7%
Professional fees	2,994	3.3%	2,749	3.2%	245	8.9%
Technology	865	1.0%	836	1.0%	29	3.5%
Lease expense and depreciation	263	0.3%	400	0.5%	(137)	(34.3)%
Other	1,156	1.3%	1,357	1.6%	(201)	(14.8)%
Total general and administrative expenses	$12,872	14.4%	$11,334	13.2%	$1,538	13.6%
Employee costs increased primarily due to an increase in employee bonuses.
General and administrative expenses for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$14,876	8.5%	$12,407	7.2%	$2,469	19.9%
Professional fees	6,079	3.5%	6,696	3.9%	(617)	(9.2)%
Technology	1,705	1.0%	1,693	1.0%	12	0.7%
Lease expense and depreciation	545	0.3%	750	0.4%	(205)	(27.3)%
Other	2,142	1.2%	3,001	1.7%	(859)	(28.6)%
Total general and administrative expenses	$25,347	14.5%	$24,547	14.2%	$800	3.3%
Employee costs increased primarily due to an increase in employee bonuses and severance expense for terminated employees.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, primarily our 2016 Rentrak merger. Amortization of intangible assets was $0.6 million and $0.8 million during the three months ended June 30, 2025 and 2024, respectively and $1.3 million and $1.6 million during the six months ended June 30, 2025 and 2024, respectively.
Organizational Restructuring
We incurred $0.5 million and $1.0 million of restructuring expense during the three and six months ended June 30, 2024, respectively, related to the implementation of a restructuring plan that included a workforce reduction communicated in 2022. The 2022 restructuring plan was substantially completed in 2024.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense primarily relates to interest and amortization of debt issuance costs under our Credit Agreement, our Prior Credit Agreement and our finance leases.
We incurred interest expense, net of $1.6 million and $0.4 million during the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and $1.0 million during the six months ended June 30, 2025 and 2024, respectively. The increase in interest expense, net for the three and six months ended June 30, 2025 as compared to 2024 was primarily due to the increase in debt balance related to the Credit Agreement executed on December 31, 2024. For additional information, refer to Footnote 5, Debt.
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
For the three and six months ended June 30, 2025, the loss from foreign currency transactions was $3.8 million and $5.5 million, respectively. The losses were primarily driven by fluctuations in the Euro, Chilean Peso and U.S. Dollar exchange rates. For the three and six months ended June 30, 2024, the (loss) gain from foreign currency transactions was $(0.2) million and $0.7 million, respectively. The loss during the three months ended June 30, 2024 and gain during the six months ended June 30, 2024 were primarily driven by fluctuations in the Euro and Chilean Peso against the U.S. Dollar and the Chilean Peso against the Euro.

Other Income, Net
Other income, net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. Other income, net was zero during the three and six months ended June 30, 2025, and $0.4 million and $0.7 million during the three and six months ended June 30, 2024, respectively.
Income Tax (Provision) Benefit
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
For the three months ended June 30, 2025 and 2024, we recorded an income tax provision of $2.5 million and an income tax benefit of $0.5 million, respectively, resulting in effective tax rates of 34.9% and 23.9%, respectively. For the six months ended June 30, 2025 and 2024, we recorded an income tax provision of $0.9 million and an income tax benefit of $0.7 million, respectively, resulting in effective tax rates of 7.0% and 20.1%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, changes in the valuation allowance against our domestic deferred tax assets and deferred tax expense resulting from amortization of tax deductible goodwill.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$9,994	$15,603
Net cash used in investing activities	(11,392)	(12,120)
Net cash used in financing activities	(4,576)	(10,960)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,032	(616)
Net decrease in cash, cash equivalents and restricted cash	(3,942)	(8,093)
Overview
Our principal uses of cash consist of cash paid for data, payroll and other operating expenses; payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers; and service of our debt and lease facilities.
As of June 30, 2025, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $29.5 million, including $3.5 million in restricted cash (primarily related to letters of credit); cash flows from our operations; and amounts available to us under our Credit Agreement, as described below. We had outstanding letters of credit of $2.8 million as of June 30, 2025.
On June 24, 2025, each holder of Preferred Stock waived its right to receive on June 30, 2025 the annual dividends otherwise payable by us on that date. Under the waivers and the Certificate of Designations, the deferred dividends will accrue and accumulate at a rate of 9.5% per year from June 30, 2025 until declared and paid, with payment to occur on or before December 31, 2025. As of June 30, 2025, accrued dividends for the Preferred Stock totaled $17.9 million.
On December 31, 2024, we entered into the Credit Agreement with Blue Torch Finance LLC. The Credit Agreement has a term of four years and matures in December 2028. The Credit Agreement provides a borrowing capacity of $60.0 million consisting of a $45.0 million term loan that was fully funded at closing (the "Term Loan") and a $15.0 million revolving credit facility that was unfunded at closing (the "Revolving Facility"). Initial proceeds from the Term Loan were used to resolve our aged accounts payable, cash collateralize our outstanding letters of credit, pay transaction fees and expenses, and strengthen our cash position. As of June 30, 2025, we had no borrowings outstanding under the Revolving Facility, with remaining borrowing capacity of $15.0 million.
On July 24, 2024, we issued 13.3 million additional shares of Preferred Stock to the existing holders of Preferred Stock in exchange for cancellation of our obligation to pay accrued dividends to such holders for dividend periods ended in 2023 and 2024. The additional shares of Preferred Stock have the same terms and conditions as the Preferred Stock previously issued by us, including that they accrue annual dividends at a rate of 7.5% per annum, subject to increase under certain circumstances (including in connection with the dividend waivers described above). Under the Credit Agreement, we are prohibited from paying cash dividends to the holders of Preferred Stock prior to April 1, 2026. On and after April 1, 2026, the Credit Agreement imposes certain limitations on cash dividends, including a heightened liquidity requirement.
Macroeconomic Factors
Over the past two years, macroeconomic challenges such as inflation, capital market disruptions and recession concerns have caused some advertisers to reduce or delay advertising expenditures. Recent developments in U.S. trade policy have created additional uncertainty, contributing to further spending delays by advertisers. These declines have had a direct impact on demand for our products, particularly those that are tied to advertising spend. We expect that softness in the advertising market will continue to affect our business in the second half of

2025. Although we cannot quantify the impact of macroeconomic factors on our future results, any worsening of ad market conditions could negatively impact our financial position and liquidity.
Preferred Stock
On March 10, 2021, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the issuance totaled $187.9 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain specified circumstances (including in connection with the dividend waivers described in this section). In addition, such holders are entitled to request, and we must take all actions reasonably necessary to pay, a one-time special dividend on the Preferred Stock equal to the highest dividend that our Board of Directors determines can be paid at the applicable time (or a lesser amount agreed by the holders), subject to additional conditions and limitations described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit). We may be obligated to obtain debt financing in order to effectuate the special dividend, which could significantly impact our financial position and liquidity depending on the timing and scope of the dividend payment and related financing.
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
On June 24, 2025, each holder of our Preferred Stock waived its right to receive on June 30, 2025 the annual dividends otherwise payable by us on that date. Under the waivers and the Certificate of Designations, the deferred dividends will accrue and accumulate at a rate of 9.5% per year from June 30, 2025 until declared and paid, with payment to occur on or before December 31, 2025.
As of June 30, 2025, each share of Preferred Stock was convertible into 0.053779 shares of Common Stock, with such conversion rate scheduled to return to 0.05 upon payment of accrued dividends.
Any payment of dividends (annual or special) in the form of cash could significantly impact our financial position and liquidity.
Secured Credit Agreement
On December 31, 2024, we entered into the Credit Agreement with Blue Torch Finance LLC. The Credit Agreement has a term of four years and matures in December 2028. The Credit Agreement provides a borrowing capacity of $60.0 million consisting of the $45.0 million Term Loan and the $15.0 million Revolving Facility. As of June 30, 2025, the interest rate for the Term Loan was 11.56% based on the Adjusted Term SOFR rate, as defined in the Credit Agreement. In addition, the Credit Agreement provides for an unused commitment fee equal to 1.0% per annum of the unused Revolving Facility.
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
The Credit Agreement contains financial covenants that require us to maintain a maximum Senior Leverage Ratio and minimum Liquidity (each term as defined in the Credit Agreement) during the term of the facility. Additionally, the Credit Agreement contains restrictive covenants that limit our ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. With respect to dividends, the Credit Agreement prohibits the payment of cash dividends to holders of the Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends, including a heightened Liquidity requirement, on and after that date. As of June 30, 2025, we were in compliance with our covenants under the Credit Agreement.
As of June 30, 2025, we had $44.8 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility, with a remaining borrowing capacity of $15.0 million.
For additional information on the Credit Agreement, refer to Footnote 5, Debt.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, stock-based compensation, non-cash operating lease expense, amortization expense of finance leases and intangible assets and deferred tax provision (benefit).
Net cash provided by operating activities for the six months ended June 30, 2025 was $10.0 million compared to $15.6 million for the six months ended June 30, 2024. The decrease in cash provided by operating activities was attributable to a higher net loss offset by higher cash generated from operating assets and liabilities, primarily due to the timing of vendor payments and higher cash receipts from customers during the six months ended June 30, 2025 in comparison to the six months ended June 30, 2024. Additionally, non-cash adjustments increased for the six months ended June 30, 2025 in comparison to the six months ended June 30, 2024 due to higher adjustments for depreciation and deferred tax provision.
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
Net cash used in investing activities for the six months ended June 30, 2025 was $11.4 million compared to $12.1 million for the six months ended June 30, 2024. The decrease in cash used in investing activities was primarily due to a decrease in cash paid for capitalized internally developed software.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2025 was $4.6 million compared to $11.0 million during the six months ended June 30, 2024. The decrease in cash used in financing activities was primarily due to the repayment of $6.0 million of the principal amount outstanding under the Prior Credit Agreement in 2025, in addition to lower contingent consideration for the Shareablee acquisition paid in 2025 compared to 2024. The decrease was partially offset by financing and debt issuance payments related to our new Credit Agreement during six months ended June 30, 2025.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected TV data providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected TV data. These agreements have remaining terms of less than one year to six years. As of June 30, 2025, the total fixed payment obligations related to set-top box and connected TV data agreements are $112.1 million and $25.7 million, respectively. In addition, we expect to make variable payments related to a set-top box data agreement totaling an estimated $95.2 million over the next six years.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from less than one year to five years. As of June 30, 2025, the total fixed payment obligation related to these agreements is $30.5 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is less than one year. As of June 30, 2025, the total fixed payment obligation related to this agreement is $6.3 million.

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
As of June 30, 2025, the interest rate for the Term Loan under the Credit Agreement was 11.56% based on the Adjusted Term SOFR rate.
For discussion of the market risk associated with our interest rate and foreign currency exposure, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2024 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2025, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our business depends on the health of the media and advertising industries in which we operate. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' spending priorities, and the economy in general. Over the past two years, macroeconomic factors including inflation, capital market disruptions and recession concerns have caused some advertisers to reduce or delay advertising expenditures. Recent developments in U.S. trade policy have created additional uncertainty, contributing to further spending delays by advertisers. These declines, which may continue in future periods, have had a direct impact on demand for our products, which measure advertising campaigns and audiences.
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
We have a senior secured financing agreement (the "Credit Agreement") with a borrowing capacity of $60.0 million. As of June 30, 2025, we had outstanding borrowings totaling $44.8 million under the Credit Agreement. Amounts outstanding under the Credit Agreement are made at the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement) and bear interest at a rate per annum equal to (i) the Adjusted Term SOFR rate, subject to a 3.0% floor, plus an applicable margin of 7.0%, or (ii) the Reference Rate, subject to a 4.0% floor, plus an applicable margin of 6.0%. As of June 30, 2025, the applicable interest rate was 11.56%. In addition, the Credit Agreement provides for an unused commitment fee equal to 1.0% per annum of the unused revolving commitments. The Credit Agreement matures in December 2028.
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
Our existing stockholders have experienced and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of June 30, 2025, our Preferred Stock was convertible into an aggregate of 5,151,204 shares of Common Stock at the election of the holders. In addition, holders of Preferred Stock are entitled to a cumulative annual dividend at a rate of 7.5% per annum, subject to increase under certain circumstances. On June 24, 2025, each holder waived its right to receive on June 30, 2025 the annual dividends otherwise payable by us on that date. Under the waivers and the Certificate of Designations of our Preferred Stock, the deferred dividends will accrue and accumulate at a rate of 9.5% per year from June 30, 2025 until paid. The Certificate of Designations permits payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock (which would be convertible into shares of Common Stock) or a combination thereof, subject to conditions set forth in the Certificate of Designations. As described above, however, our Credit Facility prohibits the payment of cash dividends on the Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends on and after that date. These restrictions make it more likely that we may become obligated to pay annual dividends on the Preferred Stock in the form of securities. As of June 30, 2025, accrued dividends for the Preferred Stock totaled $17.9 million.
As of June 30, 2025, 99,266 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 294,446 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including Shareablee plan awards and an employment inducement award we granted in 2021), and 2,761,946 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan.
On August 5, 2025, we announced that as part of an ongoing strategic review by our Board of Directors, Goldman Sachs & Co. LLC has been retained to advise on strategic and capital structure alternatives for the Company that could benefit our stockholders. The outcome of this review could result in our issuance of additional securities, including additional shares of Common Stock and/or other securities convertible into shares of Common Stock.
The issuance of shares of Common Stock (i) upon the conversion of or payment of dividends on our Preferred Stock, (ii) pursuant to outstanding and future equity awards, (iii) in connection with our strategic review, or (iv) upon the conversion of other existing or future convertible securities, may result in substantial dilution to each of our stockholders by reducing that stockholder's percentage ownership of our outstanding Common Stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2025
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation of comScore, Inc., dated March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.6
Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.8
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.9
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

3.10
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 18, 2024) (File No. 001-33520)

3.11
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

3.12
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

3.13
Amended and Restated Bylaws of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520)

4.1
Series B Preferred Stockholder Waiver, dated June 24, 2025, from Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

4.2
Series B Preferred Stockholder Waiver, dated June 24, 2025, from Liberty Broadband Corporation (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

4.3
Series B Preferred Stockholder Waiver, dated June 24, 2025, from Pine Investor, LLC (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

10.1*+	Fifth Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

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
August 5, 2025