Form 10-Q
period 2025-09-30
COMSCORE, INC.
filed 2025-11-07
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 3, 2025, there were 5,015,664 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; macroeconomic trends and factors that we expect may influence our business, including changes or declines in advertising spending; plans for financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with debt and financing covenants, dividend requirements and other payment obligations; expectations regarding our commercial relationships and the development and customer adoption of new products; potential limitations on our net operating loss carryforwards and other tax assets; the terms, timing, expected benefits and potential risks of a proposed recapitalization transaction with our preferred stockholders; potential dilution from securities issuances, including the proposed recapitalization transaction; regulatory compliance and expected changes in the regulatory, tax, industry or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; and plans for growth and future operations, as well as assumptions relating to the foregoing.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2025	December 31, 2024
(In thousands, except share and per share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,705	$29,937
Restricted cash	3,178	3,531
Accounts receivable, net of allowances of $506 and $462, respectively ($1,955 and $913 of accounts receivable attributable to related parties, respectively)	50,592	64,266
Prepaid expenses and other current assets	11,043	10,323
Total current assets	91,518	108,057
Property and equipment, net	44,791	47,116
Operating right-of-use assets	9,777	13,173
Deferred tax assets	2,783	2,624
Intangible assets, net	3,161	5,058
Goodwill	248,503	246,010
Other non-current assets	6,412	8,209
Total assets	$406,945	$430,247
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable ($1,308 and $2,070 attributable to related parties, respectively)	$15,778	$16,471
Accrued expenses ($8,556 and $8,588 attributable to related parties, respectively)	41,407	35,013
Contract liabilities ($739 and $714 attributable to related parties, respectively)	39,879	45,464
Accrued dividends (related parties)	22,866	8,962
Customer advances	7,356	9,566
Current operating lease liabilities	8,497	8,598
Other current liabilities	5,819	7,230
Total current liabilities	141,602	131,304
Secured term loan	39,640	40,718
Non-current operating lease liabilities	8,568	14,805
Non-current portion of accrued data costs ($19,312 and $22,031 attributable to related parties, respectively)	26,358	33,551
Deferred tax liabilities	1,416	891
Other non-current liabilities	8,148	9,771
Total liabilities	225,732	231,040
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 104,000,000 shares authorized as of September 30, 2025 and 100,000,000 shares authorized as of December 31, 2024; 95,784,903 shares issued and outstanding as of September 30, 2025 and December 31, 2024; aggregate liquidation preference of $259,637 as of September 30, 2025, and $245,732 as of December 31, 2024 (related parties)	207,470	207,470
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 1,000,000 shares authorized as of September 30, 2025 and 5,000,000 shares authorized as of December 31, 2024; no shares issued or outstanding as of September 30, 2025 or December 31, 2024	—	—
Common stock, $0.001 par value; 16,750,000 shares authorized as of September 30, 2025 and 13,750,000 shares authorized as of December 31, 2024; 5,353,903 shares issued and 5,015,664 shares outstanding as of September 30, 2025, and 5,228,814 shares issued and 4,890,575 shares outstanding as of December 31, 2024	5	5
Additional paid-in capital	1,715,404	1,714,052
Accumulated other comprehensive loss	(10,478)	(18,068)
Accumulated deficit	(1,501,204)	(1,474,268)
Treasury stock, at cost, 338,239 shares as of September 30, 2025 and December 31, 2024	(229,984)	(229,984)
Total stockholders' equity (deficit)	(26,257)	(8,263)
Total liabilities, convertible redeemable preferred stock and stockholders' equity (deficit)	$406,945	$430,247
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues (1)	$88,906	$88,479	$264,004	$261,111

Cost of revenues (1) (2) (3)	52,783	52,005	157,629	154,025
Selling and marketing (2) (3)	14,551	12,515	46,017	42,691
Research and development (2) (3)	7,184	7,272	23,106	24,412
General and administrative (2) (3)	12,050	11,116	37,397	35,663
Amortization of intangible assets	633	764	1,897	2,365
Impairment of goodwill	—	63,000	—	63,000
Impairment of right-of-use and long-lived assets	—	1,397	—	1,397
Restructuring	—	15	—	968
Total expenses from operations	87,201	148,084	266,046	324,521
Income (loss) from operations	1,705	(59,605)	(2,042)	(63,410)
Gain (loss) from foreign currency transactions	136	(2,223)	(5,410)	(1,508)
Interest expense, net	(1,699)	(424)	(5,010)	(1,440)
Other income, net	—	—	—	651
Income (loss) before income taxes	142	(62,252)	(12,462)	(65,707)
Income tax benefit (provision)	311	1,622	(570)	2,315
Net income (loss)	$453	$(60,630)	$(13,032)	$(63,392)
Net loss available to common stockholders:
Net income (loss)	$453	$(60,630)	$(13,032)	$(63,392)
Convertible redeemable preferred stock dividends (1)	(4,971)	(4,578)	(13,904)	(13,062)
Total net loss available to common stockholders	$(4,518)	$(65,208)	$(26,936)	$(76,454)
Net loss available to common stockholders:
Basic and diluted	$(0.86)	$(12.79)	$(5.24)	$(15.33)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	5,252,039	5,098,415	5,136,696	4,986,746
Comprehensive income (loss):
Net income (loss)	$453	$(60,630)	$(13,032)	$(63,392)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(325)	2,925	7,590	828
Total comprehensive income (loss)	$128	$(57,705)	$(5,442)	$(62,564)

(1) Transactions with related parties are included in the line items above as follows. Refer to Footnote 9, Related Party Transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$2,523	$2,597	$7,412	$7,512
Cost of revenues	5,679	7,364	16,880	22,964
Convertible redeemable preferred stock dividends	(4,971)	(4,578)	(13,904)	(13,062)

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation expense (benefit) is included in the line items above as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$54	$(281)	$615	$118
Selling and marketing	17	(208)	524	71
Research and development	31	(193)	367	92
General and administrative	275	560	1,357	1,986
Total stock-based compensation expense (benefit)	$377	$(122)	$2,863	$2,267
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	95,784,903	$207,470	4,890,575	$5	$1,714,052	$(18,068)	$(1,474,268)	$(229,984)	$(8,263)
Net loss	—	—	—	—	—	—	(3,993)	—	(3,993)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,439)	—	(4,439)
Restricted stock units distributed	—	—	22,511	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	284	—	—	—	284
Settlement of restricted stock unit liability	—	—	—	—	314	—	—	—	314
Foreign currency translation adjustment	—	—	—	—	—	2,639	—	—	2,639
Balance as of March 31, 2025	95,784,903	$207,470	4,913,086	$5	$1,714,650	$(15,429)	$(1,482,700)	$(229,984)	$(13,458)
Net loss	—	—	—	—	—	—	(9,492)	—	(9,492)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,494)	—	(4,494)
Restricted stock units distributed	—	—	102,420	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(726)	—	(3)	—	—	—	(3)
Amortization of stock-based compensation	—	—	—	—	502	—	—	—	502
Foreign currency translation adjustment	—	—	—	—	—	5,276	—	—	5,276
Balance as of June 30, 2025	95,784,903	$207,470	5,014,780	$5	$1,715,149	$(10,153)	$(1,496,686)	$(229,984)	$(21,669)
Net income	—	—	—	—	—	—	453	—	453
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,971)	—	(4,971)
Restricted stock units distributed	—	—	1,250	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(366)	—	(3)	—	—	—	(3)
Amortization of stock-based compensation	—	—	—	—	258	—	—	—	258
Foreign currency translation adjustment	—	—	—	—	—	(325)	—	—	(325)
Balance as of September 30, 2025	95,784,903	$207,470	5,015,664	$5	$1,715,404	$(10,478)	$(1,501,204)	$(229,984)	$(26,257)

(In thousands, except share data)	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	82,527,609	$187,885	4,755,141	$5	$1,696,612	$(14,110)	$(1,396,420)	$(229,984)	$56,103
Net loss	—	—	—	—	—	—	(1,054)	—	(1,054)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,240)	—	(4,240)
Restricted stock units distributed	—	—	7,780	—	—	—	—	—	—
Exercise of Common Stock options	—	—	33	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(2,684)	—	(46)	—	—	—	(46)
Amortization of stock-based compensation	—	—	—	—	681	—	—	—	681
Settlement of restricted stock unit liability	—	—	—	—	1,895	—	—	—	1,895
Foreign currency translation adjustment	—	—	—	—	—	(1,987)	—	—	(1,987)
Other	—	—	(39)	—	—	—	—	—	—
Balance as of March 31, 2024	82,527,609	$187,885	4,760,231	$5	$1,699,142	$(16,097)	$(1,401,714)	$(229,984)	$51,352
Net loss	—	—	—	—	—	—	(1,708)	—	(1,708)
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,244)	—	(4,244)
Restricted stock units distributed	—	—	131,817	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(2,411)	—	(33)	—	—	—	(33)
Amortization of stock-based compensation	—	—	—	—	580	—	—	—	580
Foreign currency translation adjustment	—	—	—	—	—	(110)	—	—	(110)
Balance as of June 30, 2024	82,527,609	$187,885	4,889,637	$5	$1,699,689	$(16,207)	$(1,407,666)	$(229,984)	$45,837
Net loss	—	—	—	—	—	—	(60,630)	—	(60,630)
Convertible redeemable preferred stock, net of issuance costs (1)	13,257,294	19,585	—	—	13,017	—	—	—	13,017
Convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,578)	—	(4,578)
Restricted stock units distributed	—	—	1,277	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(366)	—	(2)	—	—	—	(2)
Amortization of stock-based compensation	—	—	—	—	695	—	—	—	695
Foreign currency translation adjustment	—	—	—	—	—	2,925	—	—	2,925
Balance as of September 30, 2024	95,784,903	$207,470	4,890,548	$5	$1,713,399	$(13,282)	$(1,472,874)	$(229,984)	$(2,736)
(1) Transactions for these line items were exclusively with related parties. Refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit) and Footnote 9, Related Party Transactions.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Operating activities:
Net loss	$(13,032)	$(63,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,650	16,194
Unrealized foreign currency loss	4,788	—
Non-cash operating lease expense	3,744	4,031
Stock-based compensation expense	2,863	2,267
Amortization expense of finance leases	2,794	2,691
Amortization of intangible assets	1,897	2,365
Deferred tax provision (benefit)	520	(2,182)
Impairment of goodwill	—	63,000
Impairment of right-of-use and long-lived assets	—	1,397
Other	1,984	947
Changes in operating assets and liabilities:
Accounts receivable	13,990	8,399
Prepaid expenses and other assets	504	4,722
Accounts payable, accrued expenses and other liabilities	(3,214)	588
Contract liabilities and customer advances	(8,454)	(6,172)
Operating lease liabilities	(6,545)	(6,715)
Net cash provided by operating activities	19,489	28,140

Investing activities:
Capitalized internal-use software costs	(16,757)	(18,189)
Purchases of property and equipment	(649)	(579)
Net cash used in investing activities	(17,406)	(18,768)

Financing activities:
Principal payments on finance leases	(2,978)	(2,172)
Principal payments on insurance financing	(1,796)	—
Contingent consideration payment at initial value	(859)	(3,704)
Payment of financing and debt issuance costs	(559)	—
Principal payments of term loan	(338)	—
Payments of line of credit	—	(6,000)
Other	(6)	(266)
Net cash used in financing activities	(6,536)	(12,142)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	868	19
Net decrease in cash, cash equivalents and restricted cash	(3,585)	(2,751)
Cash, cash equivalents and restricted cash at beginning of period	33,468	22,936
Cash, cash equivalents and restricted cash at end of period	$29,883	$20,185

	As of September 30,
	2025	2024
Cash and cash equivalents	$26,705	$19,996
Restricted cash	3,178	189
Total cash, cash equivalents and restricted cash	$29,883	$20,185

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow disclosure:
Cash paid for interest on debt, net of amounts capitalized (1)	$3,938	$923

Supplemental disclosures of non-cash investing and financing activities:
Convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	$13,904	$4,424
Right-of-use assets obtained in exchange for finance lease liabilities	619	7,861
Settlement of restricted stock unit liability	314	1,895
Issuance of convertible redeemable preferred stock (related parties) (2)	—	32,771
(1) For the nine months ended September 30, 2025, cash paid for interest on debt reflects the interest paid on the Company's senior secured financing agreement with Blue Torch Finance LLC. For the nine months ended September 30, 2024 cash paid for interest on debt reflects the interest paid on the Company's prior credit agreement with Bank of America N.A.
(2) The preferred stock issuance was initially recognized at fair value. The Company recorded the initial fair value, net of issuance costs, of $19.6 million within mezzanine equity and the remaining $13.0 million within additional paid-in capital on the Condensed Consolidated Balance Sheet as of September 30, 2024. Refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).

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
Potential Recapitalization Transaction with Preferred Stockholders
On September 26, 2025, the Company entered into separate Stock Exchange Agreements (the "Exchange Agreements") with each of Charter Communications Holding Company, LLC ("Charter"), Liberty Broadband Corporation ("Liberty"), and Pine Investor, LLC ("Pine," and together with Charter and Liberty, the "Preferred Stockholders"), pursuant to which, at the closing of the transactions contemplated thereby (the "Closing"), each Preferred Stockholder will exchange the 31,928,301 shares of Series B Convertible Preferred Stock, par value $0.001 per share, of the Company (the "Preferred Stock") currently owned by such Preferred Stockholder for (i) 4,223,621 shares of a new series of convertible preferred stock to be designated as Series C Convertible Preferred Stock, par value $0.001 per share ("Series C Preferred Stock"), which will be convertible into shares of common stock, par value $0.001 per share, of the Company ("Common Stock") and (ii) 3,286,825 shares of Common Stock (such transactions, collectively, the "Exchange"). The Closing is subject to various closing conditions, including approval by the Company's stockholders. The Company currently intends to hold a special meeting of stockholders in December 2025 to seek approval of the Exchange and related matters and, if approved, to complete the Closing shortly thereafter.
If the Exchange is consummated, the Company will retire the shares of Preferred Stock acquired by the Company pursuant to the Exchange Agreements and will eliminate from its Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designations of the Preferred Stock, including the annual dividend rights provided therein. In addition, the Company and the Preferred Stockholders will enter into an amended and restated stockholders agreement that, among other things, will eliminate the Preferred Stockholders' current right to a special dividend of at least $47.0 million.
The Exchange Agreements include certain termination rights for the Company and each of the Preferred Stockholders. In addition, the Exchange Agreements contain customary representations and warranties from the Preferred Stockholders and the Company, and each party has agreed to certain covenants. Each party has also agreed, on behalf of itself and certain related parties, to a release of claims relating to the ownership and transfer of the existing shares of Preferred Stock, subject to certain exceptions. Provided that the Closing occurs, the Company has agreed to make a one-time cash payment of $2.0 million to each of the Preferred Stockholders on June 30, 2028, regardless of whether the Preferred Stockholder continues to own any securities of the Company on such date.
On September 26, 2025, in connection with the execution of the Exchange Agreements, the Company entered into an amendment to its senior secured financing agreement, dated as of December 31, 2024, among the Company as borrower, each subsidiary of the Company from time to time party thereto as a guarantor, each lender from time to time party thereto, and Blue Torch Finance LLC, as administrative agent and collateral agent (the "Credit Agreement") to permit the Exchange and the issuance of Series C Preferred Stock in connection with the Exchange.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K"). The Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2025 or thereafter. All references to September 30, 2025 and 2024 in the Notes to Condensed Consolidated Financial Statements are unaudited.

Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of management's standalone selling price, principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill, intangible and other long-lived assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, financing-related liabilities and warrants, the initial fair value determination of the Preferred Stock, and the valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.
Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Preferred Stock
In January 2021, the Company entered into separate Securities Purchase Agreements with each of Charter, Qurate Retail, Inc. (together with its affiliate Qurate SCOR, LLC, "Qurate") and Pine (the "Securities Purchase Agreements") for the issuance and sale of shares of Preferred Stock as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit). The issuance of the Preferred Stock pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021.
On May 16, 2023, Qurate sold 27,509,203 shares of Preferred Stock to Liberty in a privately negotiated transaction.
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
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of September 30, 2025 because a deemed liquidation event is not considered probable as of such date.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability. As of September 30, 2025, the probability of a change of control was determined to be remote and the fair value of the change of control derivative was determined to be negligible.
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
Debt Issuance Costs
Debt issuance costs include expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method over the term of the underlying debt instrument. Debt issuance costs, except for costs associated with the Revolving Facility (as defined below), are presented as a direct deduction from the related debt liability in the Condensed Consolidated Balance Sheets. Debt issuance costs for the Revolving Facility are included in other non-current assets in the Condensed Consolidated Balance Sheets. The Term Loan (as defined below) and Revolving Facility issuance costs are amortized to interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The fair value of the reporting unit is determined utilizing a discounted cash flow model, and a market value approach is utilized to supplement the discounted cash flow model. The estimated fair value of a reporting unit is determined based on assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring any goodwill impairment charge.
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
In the third quarter of 2024, the Company performed an analysis related to the execution of a sublease for an office space for which expected cash receipts were less than the disbursements for the primary lease. The Company recorded a $1.4 million non-cash impairment charge related to the ROU asset and associated leasehold improvements for the three and nine months ended September 30, 2024. The fair value of the ROU asset was estimated using an income approach and a discount rate of 9.3%.
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
Basic loss per share is computed by dividing total net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. This includes the effect of vested and deferred stock units granted to members of the Company's Board of Directors ("Board") and certain employees. These awards are expected to be settled in shares of Common Stock and generally distributed upon the earlier of the individual's separation from service or a change of control. Diluted loss per share includes the effect of potential common shares, such as the Company's Preferred Stock, stock options, restricted stock units, contingent consideration liability and warrants, to the extent the effect is dilutive. In periods with a net loss available to common stockholders, the anti-dilutive effect of these potential common shares is excluded and diluted net loss per share is equal to basic net loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Preferred stock (1)	5,151,202	4,805,301	4,970,516	4,661,642
Stock options and restricted stock units	246,043	280,598	290,450	301,595
Contingent consideration (2)	—	175,552	—	175,552
Warrants	—	—	—	177,254
Total	5,397,245	5,261,451	5,260,966	5,316,043
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
On July 4, 2025, the One Big Beautiful Bill (the "OBBB") Act was signed into law in the United States. The OBBB Act includes significant provisions, such as the permanent extension and modification of certain provisions of the U.S. Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions beginning in 2025 and others beginning at various dates through 2027. The Company does not expect the OBBB Act to materially impact the Company's income tax position in 2025.
Accounting Guidance Issued But Not Adopted at September 30, 2025
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance modernizes accounting for software costs by removing rigid developmental stages and by aligning the accounting treatment with how software is developed today. The ASU allows eligible software development costs to begin being capitalized when management has authorized and committed to funding the software project, it is probable that the project will be completed and the software will be used to perform the function intended. The effective date for the standard is for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. The update is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company does not expect this standard to have a material impact on the Company's Consolidated Financial Statements and related disclosures.
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
By solution group:	2025	2024	2025	2024
Content & Ad Measurement
Syndicated Audience	$63,220	$65,042	$190,677	$193,831
Cross-Platform	12,299	10,232	34,761	26,252
Total Content & Ad Measurement	75,519	75,274	225,438	220,083
Research & Insight Solutions	13,387	13,205	38,566	41,028
Total	$88,906	$88,479	$264,004	$261,111

The following table presents the Company's revenue disaggregated by geographical market and timing of transfer of products and services. The Company attributes revenue to geographical markets based on the location of the customer.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
By geographical market:	2025	2024	2025	2024
United States	$78,791	$78,846	$234,345	$233,058
Europe	5,988	5,456	17,384	15,630
Latin America	1,813	1,758	5,352	5,203
Canada	1,253	1,368	3,823	4,221
Other	1,061	1,051	3,100	2,999
Total	$88,906	$88,479	$264,004	$261,111

By timing of revenue recognition:
Products and services transferred over time	$75,278	$77,741	$223,840	$227,416
Products and services transferred at a point in time	13,628	10,738	40,164	33,695
Total	$88,906	$88,479	$264,004	$261,111
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	September 30, 2025	December 31, 2024
Accounts receivable, net	$50,592	$64,266
Current and non-current contract assets	2,369	3,788
Current contract liabilities	39,879	45,464
Current customer advances	7,356	9,566
Non-current contract liabilities	13	688
Significant changes in the current contract liabilities balance are as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Revenue recognized that was included in the opening contract liabilities balance	$(41,327)	$(46,807)
Cash received or amounts billed in advance and not recognized as revenue	32,309	39,728
Remaining Performance Obligations
As of September 30, 2025, approximately $175 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 19% of these remaining performance obligations during the remainder of 2025, approximately 52% in 2026, and approximately 19% in 2027, with the remainder recognized thereafter.
4.Goodwill
In the third quarter of 2024, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the decline in the Company's stock price, market and equity capitalization, operating results and projections. The fair value of the reporting unit was determined using a discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs, supported by a market approach. The Company relied in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis. The Company's reporting unit did not pass the goodwill impairment test and as a result, the Company recorded a $63.0 million non-cash impairment charge during the three and nine months ended September 30, 2024.

The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2023 (1)	$310,360
Impairment charge	(63,000)
Translation adjustments	(1,350)
Balance as of December 31, 2024	246,010
Translation adjustments	2,493
Balance as of September 30, 2025	$248,503
(1) Goodwill balance is net of an accumulated impairment charge of $348.8 million as of December 31, 2023.
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
As of September 30, 2025, each share of Preferred Stock was convertible into 0.054829 shares of Common Stock, with such assumed conversion rate scheduled to return to 0.05 upon payment of accrued dividends. As of September 30, 2025, no shares of Preferred Stock have been converted into Common Stock, and accrued dividends for the Preferred Stock totaled $22.9 million.
The Credit Agreement prohibits the payment of cash dividends to holders of the Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends on and after that date. Refer to Footnote 6, Debt for further information.
Refer to Footnote 1, Organization, for information regarding a proposed recapitalization transaction that, if approved by the Company's stockholders and consummated, would result in the exchange and retirement of all shares of Preferred Stock and the elimination of related dividend rights.
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
6.Debt
Secured Credit Agreement
On December 31, 2024, the Company entered into the Credit Agreement among the Company as borrower, certain of its subsidiaries as guarantors, Blue Torch Finance LLC as administrative agent and collateral agent (in such capacities, the "Agent"), and the lenders from time to time party thereto. The Credit Agreement has a term of four years and matures in December 2028.
The Credit Agreement provides a borrowing capacity of $60.0 million consisting of a $45.0 million term loan that was fully funded at closing (the "Term Loan") and a $15.0 million revolving credit facility that was unfunded at closing (the "Revolving Facility").
Borrowings under the Credit Agreement are made at the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement) and bear interest at a rate per annum equal to (i) the Adjusted Term SOFR rate, subject to a 3.0% floor, plus an applicable margin of 7.0% or (ii) the Reference Rate, subject to a 4.0% floor, plus an applicable margin of 6.0%. The Credit Agreement also provides for an unused commitment fee equal to 1.0% per annum of the unused Revolving Facility commitments. To the extent that an event of default exists and is continuing, at the election of the Agent, all amounts outstanding under the Credit Agreement will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. The Company elected the Adjusted Term SOFR rate for the Term Loan as of December 31, 2024. As of September 30, 2025, the stated interest rate on the Term Loan was 11.26%.
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
Additionally, the Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. With respect to dividends, the Credit Agreement prohibits the payment of cash dividends to holders of the Company's Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends, including a heightened Liquidity requirement, on and after that date. The Company was in compliance with the covenants under the Credit Agreement as of September 30, 2025.
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
The Term Loan is recorded on the Condensed Consolidated Balance Sheets, net of debt issuance costs and debt discount. The debt issuance costs and debt discount associated with the Term Loan were capitalized and are amortized through interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the term of the Term Loan. As of December 31, 2024 (the date the Company entered into the Credit Agreement), the effective interest rate calculated to amortize these costs was 14.54%.
The Credit Agreement was evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument. Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the financial statements. No embedded features were identified requiring bifurcation, other than the change of control feature. The Company reassesses whether a change in control is considered probable as of each reporting date. The change in control feature is not recorded on the Condensed Consolidated Balance Sheet as of September 30, 2025 because a change in control is not considered probable as of such date.
The Company's total debt obligations under the Credit Agreement as of September 30, 2025 and December 31, 2024 are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Secured term loan	$45,000	$45,000
Less: Unamortized debt discount and issuance costs	(3,222)	(3,832)
Less: Principal payments	(338)	—
Total (1)	$41,440	$41,168

(1) The current portion of the Term Loan as of September 30, 2025 and December 31, 2024 was $1.8 million and $0.5 million, respectively, and was classified within other current liabilities in the Condensed Consolidated Balance Sheets.
The information set forth below summarizes the required future principal payments on the Term Loan, by year, as of September 30, 2025:

(In thousands)
2025 (remaining)	$112
2026	2,250
2027	2,250
2028	40,050
Total	$44,662
The debt issuance costs associated with the Revolving Facility are capitalized and recorded in other non-current assets in the Condensed Consolidated Balance Sheets. As of September 30, 2025, the Company had no borrowings outstanding under the Revolving Facility, with remaining borrowing capacity of $15.0 million.
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
7.Fair Value Measurements
There were no financial instruments measured at fair value as of September 30, 2025. As of December 31, 2024, the Company's financial instrument measured at fair value in the accompanying Condensed Consolidated Balance Sheet on a recurring basis was the following:

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
There were no changes to the Company's valuation techniques or methodologies during the three and nine months ended September 30, 2024.
The following table presents the changes in the Company's recurring Level 3 fair valued instruments for the nine months ended September 30, 2024:

(In thousands)	Warrants Liability
Balance as of December 31, 2023	$669
Total gain recognized due to remeasurement and expiration of warrants (1)	(669)
Balance as of September 30, 2024	$—
(1) The gain due to remeasurement and expiration of warrants was recorded in other income, net, in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Series A Warrants expired unexercised on June 26, 2024.
Fair Value Measurements on a Nonrecurring Basis
The Company recorded a non-cash goodwill impairment charge of $63.0 million for the three and nine months ended September 30, 2024. Refer to Footnote 4, Goodwill for further details. The remeasurement of goodwill is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit's estimated fair value. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record additional non-cash impairment charges.
8.Accrued Expenses

	As of	As of
(In thousands)	September 30, 2025	December 31, 2024
Accrued data costs	$26,018	$20,835
Payroll and payroll-related	10,709	8,566
Professional fees	1,582	2,360
Other	3,098	3,252
Total accrued expenses	$41,407	$35,013
9.Related Party Transactions
Transactions with WPP
As of September 30, 2025 (based on public filings), WPP plc and its affiliates ("WPP") owned 565,968 shares of the Company's outstanding Common Stock, representing 11.3% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.

The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues	$1,720	$1,789	$5,232	$5,051
Cost of revenues	2,328	2,240	6,688	6,627
The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	September 30, 2025	December 31, 2024
Assets
Accounts receivable, net	$1,491	$687
Liabilities
Accounts payable	$1,308	$1,987
Accrued expenses	654	199
Contract liabilities	421	384
Transactions with Charter, Liberty and Pine
As of September 30, 2025, Charter, Liberty and Pine each held 33.3% of the outstanding shares of Preferred Stock. Charter, Liberty and Pine are entitled to convert the Preferred Stock into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations. As of September 30, 2025 (based on public filings), Pine also owned 109,654 shares of the Company's outstanding Common Stock, representing 2.2% of the outstanding Common Stock. In addition, Charter, Liberty and Pine each designated two members of the Company's Board in accordance with the Stockholders Agreement.
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
As of September 30, 2025 and December 31, 2024, Charter, Liberty and Pine each owned 31,928,301 shares of Preferred Stock. Accrued dividends to the holders of Preferred Stock as of September 30, 2025 and December 31, 2024 were $22.9 million and $9.0 million, respectively.
Refer to Footnote 1, Organization, for information regarding the Exchange Agreements entered into between the Company and each of Charter, Liberty and Pine on September 26, 2025. If approved by the Company's stockholders and consummated, the Exchange would result in the exchange and retirement of all shares of Preferred Stock held by the Preferred Stockholders, the issuance of new shares of Series C Preferred Stock and Common Stock to the Preferred Stockholders, the elimination of the Preferred Stockholders' annual dividend and Special Dividend rights, and a reduction in the Preferred Stockholders' director designation rights, among other things.
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
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues	$501	$501	$1,503	$1,543
Cost of revenues	3,351	5,124	10,192	16,337
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	September 30, 2025	December 31, 2024
Accrued expenses	$7,902	$8,389
Non-current portion of accrued data costs	19,312	22,031
Except as described above with respect to the Exchange Agreements, the Company had no transactions with Pine and Liberty for the three and nine months ended September 30, 2025. The Company had no transactions with Pine and Liberty, other than the 2024 Preferred Stock issuance, for the three and nine months ended September 30, 2024.
Transactions with Directors and Officers
The Company recognized revenues of $0.3 million and $0.7 million during the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.9 million during the three and nine months ended September 30, 2024, respectively, from transactions with affiliates or former affiliates of its directors and officers in the normal course of business as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three and nine months ended September 30, 2024, $0.2 million and $0.6 million of these revenues were separately disclosed as transactions with Qurate and its affiliates.
10.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with multichannel video programming distributors ("MVPDs") and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms of less than one year to six years. As of September 30, 2025, the total fixed payment obligations related to set-top box and connected television data agreements are $104.5 million and $25.2 million, respectively.
The information set forth below summarizes the contractual obligations, by year, as of September 30, 2025:

(In thousands)
2025 (remaining)	$14,296
2026	42,572
2027	27,973
2028	16,528
2029	14,115
Thereafter	14,163
Total	$129,647
In addition, the Company expects to make variable payments related to a set-top box data agreement totaling an estimated $90.8 million over the next six years.
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
State Sales Tax Audit

In January 2025, the Company received an initial audit assessment from the State of Washington Department of Revenue related to an audit of potential sales tax liabilities in Washington for fiscal years 2020 through 2023. The aggregate assessment calculated by the Department of Revenue, including alleged penalties and interest, was approximately $8.0 million. The Company has petitioned for review of the audit assessment and believes it has a strong position that its activities are not taxable under the applicable terms of Washington law. As of September 30, 2025, the Company cannot reasonably estimate the outcome of the review and the potential liability, if any, that may be incurred in this matter.
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
11.Segment Information
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

The Company's CODM uses consolidated net income to make decisions, allocate resources and assess performance. The following table presents financial information that is presented to the CODM with respect to the Company's single operating segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues
Content & Ad Measurement	$75,519	$75,274	$225,438	$220,083
Syndicated Audience	63,220	65,042	190,677	193,831
Cross Platform	12,299	10,232	34,761	26,252
Research & Insight Solutions	13,387	13,205	38,566	41,028
Total revenues	$88,906	$88,479	$264,004	$261,111

Cost of goods sold (1)	33,649	34,509	99,365	101,250

Operating expenses
Compensation	$31,406	$28,286	$99,187	$93,131
Professional fees (2)	5,539	5,229	15,626	16,003
Facilities & office expense	2,275	2,668	6,745	7,861
Software licenses, maintenance and systems	3,309	3,094	9,782	9,260
Travel & entertainment	431	425	1,552	1,519
Other operating expenses	1,262	1,860	4,427	5,339
Total operating expenses	$44,222	$41,562	$137,319	$133,113

Depreciation & amortization	$7,546	$7,336	$22,341	$21,250
Stock-based compensation	377	(122)	2,863	2,267
Restructuring & transformation	507	15	2,549	1,043
Strategic transaction costs (2)	538	36	538	49
Foreign currency transactions	(136)	2,223	5,410	1,508
Impairment	—	64,397	—	64,397
Interest expense, net	1,699	424	5,010	1,440
Taxes	(311)	(1,622)	570	(2,315)
Other	362	351	1,071	501
Net income (loss)	$453	$(60,630)	$(13,032)	$(63,392)
(1) Excludes certain items that are recorded within the cost of revenues, selling and marketing, research and development, and general and administrative expense lines on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) that are presented elsewhere in this table in accordance with the presentation to the CODM, who uses the adjusted presentation to allocate resources and assess performance.
(2) Beginning in the third quarter of 2025 (and for comparable prior periods), strategic transaction costs that had previously been included in professional fees are being presented separately in this table in accordance with the presentation to the CODM. Strategic transaction costs represent third-party professional fees and other charges incurred in connection with strategic transactions, including mergers, acquisitions, financings and dispositions, regardless of whether consummated, which the Company otherwise would not have incurred as part of its normal business operations.

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
Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) data as a percentage of revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$88,906	100.0%	$88,479	100.0%	$264,004	100.0%	$261,111	100.0%
Cost of revenues	52,783	59.4%	52,005	58.8%	157,629	59.7%	154,025	59.0%
Selling and marketing	14,551	16.4%	12,515	14.1%	46,017	17.4%	42,691	16.3%
Research and development	7,184	8.1%	7,272	8.2%	23,106	8.8%	24,412	9.3%
General and administrative	12,050	13.6%	11,116	12.6%	37,397	14.2%	35,663	13.7%
Amortization of intangible assets	633	0.7%	764	0.9%	1,897	0.7%	2,365	0.9%
Impairment of goodwill	—	—%	63,000	71.2%	—	—%	63,000	24.1%
Impairment of right-of-use and long-lived assets	—	—%	1,397	1.6%	—	—%	1,397	0.5%
Restructuring	—	—%	15	—%	—	—%	968	0.4%
Total expenses from operations	87,201	98.1%	148,084	167.4%	266,046	100.8%	324,521	124.3%
Income (loss) from operations	1,705	1.9%	(59,605)	(67.4)%	(2,042)	(0.8)%	(63,410)	(24.3)%
Gain (loss) from foreign currency transactions	136	0.2%	(2,223)	(2.5)%	(5,410)	(2.0)%	(1,508)	(0.6)%
Interest expense, net	(1,699)	(1.9)%	(424)	(0.5)%	(5,010)	(1.9)%	(1,440)	(0.6)%
Other income, net	—	—%	—	—%	—	—%	651	0.2%
Income (loss) before income taxes	142	0.2%	(62,252)	(70.4)%	(12,462)	(4.7)%	(65,707)	(25.2)%
Income tax benefit (provision)	311	0.3%	1,622	1.8%	(570)	(0.2)%	2,315	0.9%
Net income (loss)	$453	0.5%	$(60,630)	(68.5)%	$(13,032)	(4.9)%	$(63,392)	(24.3)%

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
We categorize our revenue along these two solution groups; however, our cost structure is tracked at the corporate level and not by our solution groups. These shared costs include employee costs, purchased data, operational overhead, data storage and technology that support both solution groups.
Revenues for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$63,220	71.1%	$65,042	73.5%	$(1,822)	(2.8)%
Cross-Platform	12,299	13.8%	10,232	11.6%	2,067	20.2%
Total Content & Ad Measurement	75,519	84.9%	75,274	85.1%	245	0.3%
Research & Insight Solutions	13,387	15.1%	13,205	14.9%	182	1.4%
Total revenues	$88,906	100.0%	$88,479	100.0%	$427	0.5%
Content & Ad Measurement revenue increased due to higher renewals and new business in local TV and an increase in our Cross-Platform revenue, primarily driven by increased usage of our Proximic and CCR products and adoption of our CCM offering. This increase was partially offset by a decrease in revenue from our syndicated digital and national TV products due to lower renewals.
Research & Insight Solutions revenue increased primarily due to higher deliveries of certain custom digital products.
Revenues for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$190,677	72.2%	$193,831	74.2%	$(3,154)	(1.6)%
Cross-Platform	34,761	13.2%	26,252	10.1%	8,509	32.4%
Total Content & Ad Measurement	225,438	85.4%	220,083	84.3%	5,355	2.4%
Research & Insight Solutions	38,566	14.6%	41,028	15.7%	(2,462)	(6.0)%
Total revenues	$264,004	100.0%	$261,111	100.0%	$2,893	1.1%
Content & Ad Measurement revenue increased due to new business and higher renewals in local TV and an increase in our Cross-Platform revenue, primarily driven by increased usage of our Proximic and CCR products and adoption of our CCM offering. This increase was partially offset by a decrease in revenue from our syndicated digital and national TV products due to lower renewals.
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
Cost of revenues for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Data costs	$17,097	19.3%	$19,317	21.8%	$(2,220)	(11.5)%
Employee costs	10,152	11.4%	8,582	9.7%	1,570	18.3%
Lease expense and depreciation	7,266	8.2%	7,354	8.3%	(88)	(1.2)%
Systems and bandwidth costs	7,041	7.9%	7,131	8.1%	(90)	(1.3)%
Panel costs	3,542	4.0%	3,372	3.8%	170	5.0%
Royalties and resellers	2,519	2.8%	1,870	2.1%	649	34.7%
Sample and survey costs	1,878	2.1%	1,557	1.8%	321	20.6%
Professional fees	1,791	2.0%	1,464	1.7%	327	22.3%
Technology	1,225	1.4%	1,090	1.2%	135	12.4%
Other	272	0.3%	268	0.3%	4	1.5%
Total cost of revenues	$52,783	59.4%	$52,005	58.8%	$778	1.5%
Employee costs increased primarily due to a shift in headcount toward supporting our products and an increase in employee bonuses. Data costs decreased primarily due to the December 2024 amendment to our data license agreement with Charter Operating, for which fees are now paid based on household counts provided during the period.
Cost of revenues for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Data costs	$51,238	19.3%	$57,647	22.2%	$(6,409)	(11.1)%
Employee costs	32,084	12.2%	28,407	10.9%	3,677	12.9%
Systems and bandwidth costs	21,512	8.1%	20,460	7.8%	1,052	5.1%
Lease expense and depreciation	21,416	8.1%	19,996	7.7%	1,420	7.1%
Panel costs	10,641	4.0%	9,482	3.6%	1,159	12.2%
Royalties and resellers	6,475	2.5%	4,545	1.7%	1,930	42.5%
Sample and survey costs	4,949	1.9%	4,735	1.8%	214	4.5%
Professional fees	4,890	1.9%	4,769	1.8%	121	2.5%
Technology	3,584	1.4%	3,201	1.2%	383	12.0%
Other	840	0.3%	783	0.3%	57	7.3%
Total cost of revenues	$157,629	59.7%	$154,025	59.0%	$3,604	2.3%
Employee costs increased primarily due to a shift in headcount toward supporting our products and an increase in employee bonuses. Royalties and resellers costs increased primarily due to increased sales of products for which we pay royalties. Lease expense and depreciation increased primarily due to an increase in capitalized internal-use software and finance leases. Panel costs increased primarily due to higher recruitment and support costs. Systems and bandwidth costs increased primarily due to higher cloud computing and processing costs attributable to certain custom TV data set deliveries. Data costs decreased primarily due to the December 2024 amendment to our data license agreement with Charter Operating, for which fees are now paid based on household counts provided during the period.
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

Selling and marketing expenses for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$11,451	13.0%	$9,691	11.0%	$1,760	18.2%
Technology	841	0.9%	811	0.9%	30	3.7%
Professional fees	821	0.9%	616	0.7%	205	33.3%
Lease expense and depreciation	523	0.6%	546	0.6%	(23)	(4.2)%
Marketing and advertising	429	0.5%	479	0.5%	(50)	(10.4)%
Other	486	0.5%	372	0.4%	114	30.6%
Total selling and marketing expenses	$14,551	16.4%	$12,515	14.1%	$2,036	16.3%
Employee costs increased primarily due to an increase in employee commissions and bonuses.
Selling and marketing expenses for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$35,916	13.6%	$33,127	12.6%	$2,789	8.4%
Technology	2,465	0.9%	2,401	0.9%	64	2.7%
Marketing and advertising	2,315	0.9%	1,979	0.8%	336	17.0%
Professional fees	2,201	0.8%	1,832	0.7%	369	20.1%
Lease expense and depreciation	1,601	0.6%	2,072	0.8%	(471)	(22.7)%
Other	1,519	0.6%	1,280	0.5%	239	18.7%
Total selling and marketing expenses	$46,017	17.4%	$42,691	16.3%	$3,326	7.8%
Employee costs increased primarily due to an increase in employee commissions and bonuses, as well as severance expense for terminated employees.
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
Research and development expenses for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$5,332	6.1%	$5,252	5.9%	$80	1.5%
Technology	746	0.8%	758	0.9%	(12)	(1.6)%
Professional fees	646	0.7%	702	0.8%	(56)	(8.0)%
Lease expense and depreciation	357	0.4%	450	0.5%	(93)	(20.7)%
Other	103	0.1%	110	0.1%	(7)	(6.4)%
Total research and development expenses	$7,184	8.1%	$7,272	8.2%	$(88)	(1.2)%
Research and development expenses for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$17,594	6.7%	$18,132	6.9%	$(538)	(3.0)%
Technology	2,254	0.9%	2,298	0.9%	(44)	(1.9)%
Professional fees	1,731	0.7%	1,919	0.7%	(188)	(9.8)%
Lease expense and depreciation	1,183	0.4%	1,725	0.7%	(542)	(31.4)%
Other	344	0.1%	338	0.1%	6	1.8%
Total research and development expenses	$23,106	8.8%	$24,412	9.3%	$(1,306)	(5.3)%
Lease expense and depreciation decreased primarily due to a reduction of our leased space in various locations. Employee costs decreased primarily due to a shift in headcount toward supporting our products.

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
General and administrative expenses for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$6,016	6.7%	$5,307	6.1%	$709	13.4%
Professional fees	3,628	4.1%	2,949	3.3%	679	23.0%
Technology	861	1.0%	810	0.9%	51	6.3%
Lease expense and depreciation	253	0.3%	259	0.3%	(6)	(2.3)%
Other	1,292	1.5%	1,791	2.0%	(499)	(27.9)%
Total general and administrative expenses	$12,050	13.6%	$11,116	12.6%	$934	8.4%
Employee costs increased primarily due to an increase in employee bonuses. Professional fees increased primarily due to certain charges related to a review of strategic alternatives that ended in the third quarter of 2025.
General and administrative expenses for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Employee costs	$20,892	7.9%	$17,714	6.8%	$3,178	17.9%
Professional fees	9,707	3.7%	9,645	3.7%	62	0.6%
Technology	2,566	1.0%	2,503	1.0%	63	2.5%
Lease expense and depreciation	798	0.3%	1,009	0.4%	(211)	(20.9)%
Other	3,434	1.3%	4,792	1.8%	(1,358)	(28.3)%
Total general and administrative expenses	$37,397	14.2%	$35,663	13.7%	$1,734	4.9%
Employee costs increased primarily due to an increase in employee bonuses and severance expense for terminated employees. Other costs decreased primarily due to lower non-income taxes.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, primarily our 2016 Rentrak merger. Amortization of intangible assets was $0.6 million and $0.8 million during the three months ended September 30, 2025 and 2024, respectively and $1.9 million and $2.4 million during the nine months ended September 30, 2025 and 2024, respectively.
Impairment of Goodwill
In the third quarter of 2024, as a result of changes in our stock price, market and equity capitalization, operating results and projections, we performed an interim impairment review of our goodwill in conjunction with our October 1, 2024 annual testing date. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $63.0 million non-cash impairment charge in the three and nine months ended September 30, 2024. No impairment charge related to goodwill was incurred during the three and nine months ended September 30, 2025. For further information on our goodwill, refer to Footnote 4, Goodwill in this 10-Q and Item 7, "Critical Accounting Estimates" within our 2024 10-K.
Impairment of Right-of-use and Long-lived Assets
In the third quarter of 2024, we recorded an impairment charge of $1.4 million related to certain office space lease right-of-use assets and associated leasehold improvements. The impairment charge was driven by the execution of a sublease for an office space for which expected cash receipts were less than the cash disbursements for the primary lease. No impairment charge related to right-of-use and long-lived assets was incurred during the three and nine months ended September 30, 2025. For further information refer to Footnote 2, Summary of Significant Accounting Policies.
Organizational Restructuring
We incurred $15 thousand and $1.0 million of restructuring expense during the three and nine months ended September 30, 2024, respectively, related to the implementation of a restructuring plan that included a workforce reduction communicated in 2022. The 2022 restructuring plan was substantially completed in 2024.

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
For the three and nine months ended September 30, 2025, the gain (loss) from foreign currency transactions was $0.1 million and $(5.4) million, respectively. The gain (loss) was primarily driven by fluctuations in the Euro, Chilean Peso and U.S. Dollar exchange rates. For the three and nine months ended September 30, 2024, the loss from foreign currency transactions was $2.2 million and $1.5 million, respectively. The losses incurred during the three and nine months ended September 30, 2024 were primarily driven by fluctuations in the Euro, Chilean Peso, Brazilian Real, and U.S. Dollar exchange rates.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense primarily relates to interest and amortization of debt issuance costs under our Credit Agreement, our Prior Credit Agreement and our finance leases.
We incurred interest expense, net of $1.7 million and $0.4 million during the three months ended September 30, 2025 and 2024, respectively, and $5.0 million and $1.4 million during the nine months ended September 30, 2025 and 2024, respectively. The increase in interest expense, net for the three and nine months ended September 30, 2025 as compared to 2024 was primarily due to the increase in debt balance related to the Credit Agreement executed on December 31, 2024. For additional information, refer to Footnote 6, Debt.
Income Tax Benefit (Provision)
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
For the three months ended September 30, 2025 and 2024, we recorded an income tax benefit of $0.3 million and $1.6 million, respectively, resulting in effective tax rates of 219.0% and 2.6%, respectively. For the nine months ended September 30, 2025 and 2024, we recorded an income tax provision of $0.6 million and an income tax benefit of $2.3 million, respectively, resulting in effective tax rates of 4.6% and 3.5%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, changes in the valuation allowance against our domestic deferred tax assets and deferred tax expense resulting from amortization of tax deductible goodwill. The difference in income tax benefit or provision during the three and nine months ended September 30, 2025 as compared to 2024 is primarily due to different levels of income or loss in the respective periods, the discrete income tax benefit of $0.3 million related to the true-up of a deferred tax liability recorded in the three and nine months ended September 30, 2025, and the discrete tax benefit of $1.8 million related to the impairment of goodwill recorded in the three and nine months ended September 30, 2024.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$19,489	$28,140
Net cash used in investing activities	(17,406)	(18,768)
Net cash used in financing activities	(6,536)	(12,142)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	868	19
Net decrease in cash, cash equivalents and restricted cash	(3,585)	(2,751)
Overview
Our principal uses of cash consist of cash paid for data, payroll and other operating expenses; payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers; and service of our debt and lease facilities.
As of September 30, 2025, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $29.9 million, including $3.2 million in restricted cash (primarily related to letters of credit); cash flows from our operations; and amounts available to us under our Credit Agreement, as described below. We had outstanding letters of credit of $2.8 million as of September 30, 2025.
On June 24, 2025, each holder of Preferred Stock waived its right to receive on June 30, 2025 the annual dividends otherwise payable by us on that date. Under the waivers and the Certificate of Designations, the deferred dividends will accrue and accumulate at a rate of 9.5% per year from June 30, 2025 until declared and paid, with payment to occur on or before December 31, 2025. As of September 30, 2025, accrued dividends for the Preferred Stock totaled $22.9 million.

On December 31, 2024, we entered into the Credit Agreement with Blue Torch Finance LLC. The Credit Agreement has a term of four years and matures in December 2028. The Credit Agreement provides a borrowing capacity of $60.0 million consisting of a $45.0 million term loan that was fully funded at closing (the "Term Loan") and a $15.0 million revolving credit facility that was unfunded at closing (the "Revolving Facility"). Initial proceeds from the Term Loan were used to resolve our aged accounts payable, cash collateralize our outstanding letters of credit, pay transaction fees and expenses, and strengthen our cash position. As of September 30, 2025, we had no borrowings outstanding under the Revolving Facility, with remaining borrowing capacity of $15.0 million.
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
Refer to Footnote 1, Organization, for information regarding a proposed recapitalization transaction that, if approved by our stockholders and consummated, would result in the exchange and retirement of all shares of Preferred Stock and the elimination of related dividend rights.
Macroeconomic Factors
In recent years, macroeconomic challenges such as inflation, capital market disruptions and recession concerns have caused some advertisers to reduce or delay advertising expenditures. Recent developments in U.S. trade policy have created additional uncertainty, contributing to further spending delays by advertisers. These declines have had a direct impact on demand for our products, particularly those that are tied to advertising spend. We expect that softness in the advertising market will continue to affect our business through the end of 2025 and into 2026. Although we cannot quantify the impact of macroeconomic factors on our future results, any worsening of ad market conditions could negatively impact our financial position and liquidity.
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
As of September 30, 2025, each share of Preferred Stock was convertible into 0.054829 shares of Common Stock, with such conversion rate scheduled to return to 0.05 upon payment of accrued dividends.
Any payment of dividends (annual or special) in the form of cash could significantly impact our financial position and liquidity.
Refer to Footnote 1, Organization, for information regarding a proposed recapitalization transaction that, if approved by our stockholders and consummated, would result in the exchange and retirement of all shares of Preferred Stock and the elimination of related dividend rights.
Secured Credit Agreement
On December 31, 2024, we entered into the Credit Agreement with Blue Torch Finance LLC. The Credit Agreement has a term of four years and matures in December 2028. The Credit Agreement provides a borrowing capacity of $60.0 million consisting of the $45.0 million Term Loan and the $15.0 million Revolving Facility. As of September 30, 2025, the interest rate for the Term Loan was 11.26% based on the Adjusted Term SOFR rate, as defined in the Credit Agreement. In addition, the Credit Agreement provides for an unused commitment fee equal to 1.0% per annum of the unused Revolving Facility.
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
The Credit Agreement contains financial covenants that require us to maintain a maximum Senior Leverage Ratio and minimum Liquidity (each term as defined in the Credit Agreement) during the term of the facility. Additionally, the Credit Agreement contains restrictive covenants that limit our ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. With respect to dividends, the Credit Agreement prohibits the payment of cash dividends to holders of the Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends, including a heightened Liquidity requirement, on and after that date. As of September 30, 2025, we were in compliance with our covenants under the Credit Agreement.
As of September 30, 2025, we had $44.7 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility, with a remaining borrowing capacity of $15.0 million.
For additional information on the Credit Agreement, refer to Footnote 6, Debt.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, unrealized foreign currency loss (gain), stock-based compensation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of right-of-use and long-lived assets and goodwill, and deferred tax provision (benefit).
Net cash provided by operating activities for the nine months ended September 30, 2025 was $19.5 million compared to $28.1 million for the nine months ended September 30, 2024. The decrease in cash provided by operating activities was primarily attributable to a net decrease in cash generated from working capital due to improved timing of the settlement of accounts payable and an increase in interest payments due to the increase in debt balance related to the Credit Agreement executed on December 31, 2024.
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
Net cash used in investing activities for the nine months ended September 30, 2025 was $17.4 million compared to $18.8 million for the nine months ended September 30, 2024. The decrease in cash used in investing activities was primarily due to a decrease in cash paid for capitalized internally developed software.

Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2025 was $6.5 million compared to $12.1 million during the nine months ended September 30, 2024. The decrease in cash used in financing activities was primarily due to the repayment of $6.0 million of the principal amount outstanding under the Prior Credit Agreement in 2024, in addition to lower contingent consideration for the Shareablee acquisition paid in 2025 compared to 2024. The decrease was partially offset by principal payments on insurance financing during the nine months ended September 30, 2025.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected TV data providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected TV data. These agreements have remaining terms of less than one year to six years. As of September 30, 2025, the total fixed payment obligations related to set-top box and connected TV data agreements are $104.5 million and $25.2 million, respectively. In addition, we expect to make variable payments related to a set-top box data agreement totaling an estimated $90.8 million over the next six years.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from less than one year to five years. As of September 30, 2025, the total fixed payment obligation related to these agreements is $25.9 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is less than one year. As of September 30, 2025, the total fixed payment obligation related to this agreement is $2.5 million.
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
As of September 30, 2025, the interest rate for the Term Loan under the Credit Agreement was 11.26% based on the Adjusted Term SOFR rate.
For discussion of the market risk associated with our interest rate and foreign currency exposure, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2024 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2025, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our business depends on the health of the media and advertising industries in which we operate. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' spending priorities, and the economy in general. In recent years, macroeconomic factors including inflation, capital market disruptions and recession concerns have caused some advertisers to reduce or delay advertising expenditures. Recent developments in U.S. trade policy have created additional uncertainty, contributing to further spending delays by advertisers. These declines, which may continue in future periods, have had a direct impact on demand for our products, which measure advertising campaigns and audiences.
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
We have a senior secured financing agreement (the "Credit Agreement") with a borrowing capacity of $60.0 million. As of September 30, 2025, we had outstanding borrowings totaling $44.7 million under the Credit Agreement. Amounts outstanding under the Credit Agreement are made at the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement) and bear interest at a rate per annum equal to (i) the Adjusted Term SOFR rate, subject to a 3.0% floor, plus an applicable margin of 7.0%, or (ii) the Reference Rate, subject to a 4.0% floor, plus an applicable margin of 6.0%. As of September 30, 2025, the applicable interest rate was 11.26%. In addition, the Credit Agreement provides for an unused commitment fee equal to 1.0% per annum of the unused revolving commitments. The Credit Agreement matures in December 2028.
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
The consummation of our proposed recapitalization transaction is subject to a number of conditions, some of which are outside of our control, and, if these conditions are not satisfied or waived on a timely basis, the transaction may not be completed.
On September 26, 2025, we entered into separate Stock Exchange Agreements (the "Exchange Agreements") with the holders of our Preferred Stock, pursuant to which, at the closing of the transactions contemplated thereby (the "Closing"), each holder will exchange the Preferred Stock currently owned by such holder for shares of Series C Preferred Stock and Common Stock. If consummated, the proposed recapitalization transaction would result in the exchange and retirement of all shares of Preferred Stock, the elimination of related dividend rights, and a reduction in the holders' director designation rights, among other things. We believe the transaction would improve alignment of interests across our stockholders, strengthen corporate governance, and provide us with increased financial flexibility to invest in our business.
The Closing is subject to various closing conditions, including approval by our stockholders. We currently intend to hold a special meeting of stockholders in December 2025 to seek approval of the transaction and related matters and, if approved, to complete the Closing shortly thereafter. If we are unable to obtain stockholder approval or satisfy other closing conditions, however, the Exchange Agreements may be terminated and the Closing may not occur. In such case, we and our stockholders would not realize the expected benefits of the transaction, and our business and financial results could be harmed. In addition, failure to complete the transaction could adversely affect our stock price, including to the extent that the current market price of our Common Stock is positively affected by a market assumption that the transaction will close. Finally, any delay in completing the transaction could cause us not to realize some or all of the expected benefits and could materially increase our costs. There can be no assurance that the conditions to Closing will be satisfied or that the transaction will be completed within the expected timeframe or at all.
Our outstanding securities and dividend obligations, the stock or securities that we may issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders have experienced and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of September 30, 2025, our Preferred Stock was convertible into an aggregate of 5,251,758 shares of Common Stock at the election of the holders. In addition, holders of Preferred Stock are entitled to a cumulative annual dividend at a rate of 7.5% per annum, subject to increase under certain circumstances. On June 24, 2025, each holder waived its right to receive on June 30, 2025 the annual dividends otherwise payable by us on that date. Under the waivers and the Certificate of Designations of our Preferred Stock, the deferred dividends will accrue and accumulate at a rate of 9.5% per year from June 30, 2025 until paid. The Certificate of Designations permits payment of annual dividends on the Preferred Stock in the form of cash, shares of Common Stock, additional shares of Preferred Stock (which would be convertible into shares of Common Stock) or a combination thereof, subject to conditions set forth in the Certificate of Designations. As described above, however, our Credit Facility prohibits the payment of cash dividends on the Preferred Stock prior to April 1, 2026 and imposes certain limitations on cash dividends on and after that date. These restrictions make it more likely that we may become obligated to pay annual dividends on the Preferred Stock in the form of securities, particularly if the proposed recapitalization transaction is not approved and consummated. As of September 30, 2025, accrued dividends for the Preferred Stock totaled $22.9 million.
As described above, the proposed recapitalization transaction would result in the exchange and retirement of all shares of Preferred Stock and the elimination of related dividend rights. However, the transaction would also result in the issuance of 9,860,475 new shares of Common Stock and 12,670,863 shares of Series C Preferred Stock, which would be convertible into Common Stock at an initial rate of 1:1. On an as-converted basis, assuming full conversion of the Series C Preferred Stock on a 1:1 basis without regard to limitations on conversion, the aggregate number of shares of Common Stock expected to be issued in the transaction represents approximately 81.8% of the total Common Stock on a post-closing basis.
As of September 30, 2025, 98,726 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 383,196 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including Shareablee plan awards and an employment inducement award we granted in 2021), and 2,582,844 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan.
The issuance of shares of Common Stock (i) upon the conversion of or payment of dividends on our Preferred Stock, (ii) in connection with the proposed recapitalization transaction, (iii) pursuant to outstanding and future equity awards, or (iv) upon the conversion of other existing or future convertible securities, may result in substantial dilution to each of our stockholders by reducing that stockholder's percentage ownership of our outstanding Common Stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2025
On September 26, 2025, we entered into the Exchange Agreements, pursuant to which, at the Closing, each of Charter, Liberty and Pine will exchange the 31,928,301 shares of Preferred Stock currently owned by such holder for (i) 4,223,621 shares of Series C Preferred Stock, which will be convertible into shares of Common Stock, and (ii) 3,286,825 shares of Common Stock. The Closing is subject to various closing conditions, including approval by our stockholders. The securities that will be issued as part of this transaction (if approved and consummated) will not initially be registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. Additional information required by Item 701 of Regulation S-K was previously included in our Current Report on Form 8-K filed on September 29, 2025.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation of comScore, Inc., dated March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.6
Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.8
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.9
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

3.10
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 18, 2024) (File No. 001-33520)

3.11
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

3.12
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

3.13
Amended and Restated Bylaws of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520)

10.1
Stock Exchange Agreement, dated as of September 26, 2025, by and between comScore, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed September 29, 2025) (File No. 001-33520)

10.2
Stock Exchange Agreement, dated as of September 26, 2025, by and between comScore, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed September 29, 2025) (File No. 001-33520)

10.3
Stock Exchange Agreement, dated as of September 26, 2025, by and between comScore, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed September 29, 2025) (File No. 001-33520)

10.4
Stockholder Support Agreement, dated as of September 26, 2025, by and between comScore, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed September 29, 2025) (File No. 001-33520)

10.5
Stockholder Support Agreement, dated as of September 26, 2025, by and between comScore, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed September 29, 2025) (File No. 001-33520)

10.6
Stockholder Support Agreement, dated as of September 26, 2025, by and between comScore, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed September 29, 2025) (File No. 001-33520)

10.7
Amendment No. 1 to Financing Agreement, dated as of September 26, 2025, by and between comScore, Inc., each subsidiary of comScore, Inc. from time to time party thereto as a guarantor, each lender from time to time party thereto, and Blue Torch Finance LLC (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed September 29, 2025) (File No. 001-33520)

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
November 6, 2025