Form 10-K
period 2025-12-31
COMSCORE, INC.
filed 2026-03-26
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
Form 10-K
__________________________________________________________________
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $19.3 million (based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date). Solely for purposes of this disclosure, shares of the registrant's common stock held by executive officers and directors and each person who owned 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 16, 2026, there were 15,023,514 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant's Proxy Statement with respect to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days following the end of the registrant's fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K.

COMSCORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Annual Report on Form 10-K, or 10-K, including the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K, and the information incorporated by reference in this 10-K, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding our restructuring activities and cost-reduction initiatives; macroeconomic trends and factors that we expect may influence our business, including changes or declines in advertising spending; plans for financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with debt and financing covenants and future payment obligations; expectations regarding our commercial relationships and the development and customer adoption of new products; potential limitations on our net operating loss carryforwards and other tax assets; potential dilution from securities issuances; regulatory compliance and expected changes in the regulatory, tax, industry or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; and plans for growth and future operations, as well as assumptions relating to the foregoing.
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
Unless the context requires otherwise, references in this 10-K to "Comscore," "we," "us," the "Company" and "our" refer to comScore, Inc. and its consolidated subsidiaries. This 10-K contains trademarks and trade names of our company and our subsidiaries. We maintain trademark protection for our products and services. All trademarks and trade names appearing in this 10-K are the property of their respective holders.
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
Recent Key Developments
Recapitalization Transaction with Preferred Stockholders
On September 26, 2025, we entered into separate Stock Exchange Agreements with the holders of our Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock") pursuant to which, at the closing of the transactions contemplated thereby, each holder would exchange the Series B Preferred Stock then owned by such holder for shares of Series C Convertible Preferred Stock, par value $0.001 per share ("Series C Preferred Stock"); common stock, par value $0.001 per share ("Common Stock"); and a fixed cash payment of $2.0 million in June 2028. The issuance of securities in exchange for Series B Preferred Stock pursuant to the Stock Exchange Agreements (the "Recapitalization Transaction") and related matters were approved by our stockholders on December 19, 2025 and subsequently closed on December 29, 2025. The Recapitalization Transaction resulted in the exchange and retirement of all shares of Series B Preferred Stock, the elimination of related dividend rights, and a reduction in the holders' director designation rights, among other things.
Refer to Footnote 1, Organization and Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit), of the Notes to Consolidated Financial Statements for additional information on the Recapitalization Transaction.
Amendment to Credit Agreement
On September 26, 2025, in connection with the Recapitalization Transaction, we entered into an amendment to our senior secured financing agreement (the "Credit Agreement") with Blue Torch Finance LLC to permit the issuance of Series C Preferred Stock and related matters. The Credit Agreement amendment became effective on December 29, 2025, concurrent with the closing of the Recapitalization Transaction. Refer to Footnote 5, Debt, of the Notes to Consolidated Financial Statements for additional information on the Credit Agreement.
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
Our Approach to Media Measurement
Our approach to measuring media consumption addresses the ubiquitous nature of media content and the fragmentation caused by the variety of platforms and technologies used to access such content. Advertising exposure and effectiveness is another rapidly changing and fragmented area where we apply scale for validation and campaign measurement across devices, platforms and ecosystem technology providers. We believe this fragmentation presents major challenges to using legacy measurement systems that are comprised of relatively small panels of cooperating consumers or are limited to specific media platforms. Our products and services are built on measurement and analytic capabilities comprised of broad-based data collection, proprietary databases, internally developed software and a computational infrastructure to measure, analyze and report on digital, television and movie activity at the level of granularity that we believe the media and advertising industries need.
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
Data Science and Management
The ability to integrate, manage and transform massive amounts of data is core to our company. We continue to invest in technologies to enable large-scale measurement with protection of consumer privacy and attractive economics. Our systems contain multiple redundancies and advanced distributed processing technologies. We have created innovations such as:
•Our Unified Digital Measurement® methodology, which allows us to combine person-centric panel data with website server data. We believe this gives our customers greater accuracy, granularity and relevance in audience measurement.
•Our TV measurement systems, underpinned by multiple patents, which enable us to provide a consistent measurement of TV audience sizes across national, local, and addressable television to customers evaluating programming as well as customers selling and buying TV advertising.
•An ability to deduplicate audiences across platforms, which is based on direct observations within our consumer panel and census data combined with proprietary data science. This deduplication allows us to measure the reach and frequency of advertising and content exposure across platforms and over time.
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
Our products and services are organized around two solution groups:
•    Content & Ad Measurement represents the measurement portion of our business - measuring audiences across content and advertisements for linear TV, CTV, desktops, laptops, tablets and mobile devices. Product offerings reported in this solution group include our legacy subscription-based syndicated offerings that measure audiences for linear TV (national and local), digital and streaming, as well as theatrical box office receipts. Also included in this solution group are our transaction-based cross-platform products: Proximic® by Comscore ("Proximic"), our Activation solution suite, and Cross-Platform Campaign Results ("CCR"), along with our subscription-based cross-platform product, Comscore Content Measurement ("CCM"). These syndicated and cross-platform products are used as currency to plan and execute ad campaigns, measure the outcome of ad campaigns, optimize ad campaigns that are in-flight, activate programmatic campaigns, and make content easier for programmatic advertisers to reach.
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
We categorize our revenue along these two solution groups; however, our cost structure is tracked at the corporate level and not by our solution groups. These shared costs include employee costs, purchased data, operational overhead, data storage and technology that supports multiple products in both solution groups.
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
Content & Ad Measurement - Cross-Platform products and services include:
•Activation Solutions (branded as Proximic), including Audience Activation and Content Activation. Comscore Audience Activation offers targeting with demographics and cross-screen behaviors for digital, mobile and CTV campaigns. Comscore Content Activation provides a robust set of pre-bid inventory filters to help marketers and media companies achieve brand-safe, relevant campaign delivery across desktop, mobile, podcasts, and CTV. Within the Content Activation suite, Predictive Audiences provides contextually delivered, ID-free segments based on granular audience behaviors.
•Cross-Platform Campaign Results, or CCR, which provides verification and measurement of video advertising delivered via mobile, desktop, digital, linear TV and CTV, resulting in unduplicated reporting that enables ad buyers and sellers to negotiate and evaluate campaigns across media platforms.
•Comscore Content Measurement, or CCM, which measures the audiences for content across linear TV, CTV and digital, providing unduplicated reporting that allows the buyers and sellers of advertising to understand the total reach of a given program or piece of content across the platforms where it is available.
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
Research and Development
Our research and development activities span our business of media and cross-platform measurement, encompassing data collection, data science, analytical application development and product delivery. We continue to focus on enhancing our coverage and scale, precision and granularity across diverse types of media, devices and geographies using our census, panel and other data assets as well as evolving AI capabilities.
Examples of our research and development initiatives include:
•Enhancing our recruiting methods and software applications, including through the use of AI tools;
•Developing new technologies to manage, stage and deliver cross-platform data and analytics through traditional web-based user interfaces and via integration with customer systems;

•Designing solutions to continue to measure the online media space while honoring increased privacy concerns, including the development of industry-compatible, interoperable methodologies designed to maintain functionality as browser, regulatory and legal environments change;
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
Product Innovation
Engineering Products for a Privacy-Centric World
Our digital measurement is centered upon using first-party panel data combined with additional information captured through census measurement and data partnerships. Historically, we have used cookies and mobile advertising IDs to provide additional context and scale to our digital audience measurement solutions, as well as to assist in more targeted measurement and reportability. The continued development of opt-in permissions and enhanced focus on consent-based measurement provide the benefit of limiting the transfer of consumer personal information, but also mean changes to data collection, storage and delivery processes. In particular, limitations on the use of cookies and similar technologies create significant challenges for products that use these technologies for data collection and measurement.
We continue to innovate and adapt our methodologies to lead the transition to a more privacy-centric world. A key component is leveraging our capabilities in panels, which we believe give us a competitive advantage in digital and cross-platform management. In parallel, our work with existing and new partners to collaborate and test emerging solutions is intended to expand the reach of our large-scale integrations. We are creating measurement innovations designed to produce stronger products engineered for privacy-centric methodologies.
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
Cross-Platform Innovation
Across a number of projects, we are innovating in cross-platform measurement of both advertising and content. Those projects include industry-wide efforts to deliver consistent cross-platform measurement of advertising as well as proprietary projects, for which we operate key components of the production pipeline. They also include the development of CCM. CCM provides deduplicated measurement of content at the title level across digital, CTV, and linear TV to provide broadcasters and advertisers a more complete view of the total audience for a given piece of content.
Measuring AI Influence
The growing use and prevalence of AI tools creates an opportunity to help our clients understand how AI platforms such as ChatGPT, Copilot and Gemini are fundamentally reshaping aspects of the consumer journey. In addition to offering visibility into how generative AI is being adopted and used, we are developing methodologies to help our customers quantify the downstream impact of AI use on website visitation, benchmark against their competitors, and optimize AI visibility.
Intellectual Property
Our intellectual property assets are important to protect our business. We protect our innovations and products with patents, trademarks, copyrights, trade secrets, and other intellectual property. In particular, we file for and seek to acquire patent rights for our innovations and we continue to seek to enhance our patent portfolio through targeted and strategic patent filings and licensing opportunities. We believe that we own the material trademarks used in connection with the marketing, distribution and sale of our products, both domestically and internationally. We will continue to pursue intellectual property opportunities in areas and technologies that we deem to be strategic and appropriate for our business.
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
Trademarks
We maintain trademark protection for our products and services. We rely on trademarks and service marks to protect our intellectual property assets and believe these are important to our marketing efforts and the competitive value of our products and services. We have registered and maintained trademarks around the globe. This 10-K also contains trademarks and trade names of our Company and our subsidiaries. All trademarks and trade names appearing in this 10-K are the property of their respective holders.
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

Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. A number of laws have come into effect over the past decade, and there are proposals pending before federal, state and foreign legislative and regulatory bodies that have affected and are likely to continue to affect our business. For example, the European Union's ("EU") General Data Protection Regulation, or GDPR, has imposed more stringent EU data protection requirements with greater penalties for noncompliance. In addition, regulators in the EU, the U.S. and elsewhere have increasingly focused on transparency, consent, consumer choice and the collection of data using tracking technologies. In the EU, cross-border data transfers are increasingly scrutinized to ensure compliance, and there have been expanded enforcement efforts in this area. A number of U.S. states have also adopted comprehensive privacy laws governing the collection and use of personal information, with more expected in 2026 and beyond. These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and impose new and complex requirements on our business. Failure to comply with these laws or other privacy, data collection, data transfer, disclosure or consent requirements could result in substantial penalties and reputational harm.
We also monitor actions by the Federal Communications Commission, the Federal Trade Commission, and their state and foreign counterparts, including regulatory developments relating to data security, privacy and AI as well as developments affecting Internet Service Providers, advertisers and other industry participants more broadly.
Human Capital Management
Our management of human capital is essential to the success of our company, and our management team is actively engaged in developing a strong, engaged employee base to execute on our business plans.
As of January 31, 2026, we had approximately 1,200 employees. Our employee population, which is comprised 93% of full-time employees and 7% of part-time employees, is dispersed across the globe, as outlined below as of December 31, 2025.

Percent of Employees
North America	58%
Asia-Pacific Rim	22%
Europe	11%
Latin America	9%
The following table outlines the percentage of employees in different functional areas as of December 31, 2025:

Percent of Employees
Product and Technology	55%
Sales and Service	17%
Movies	17%
General and Administrative	11%
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
We seek to attract and retain the best talent from a diverse group of sources around the world, in order to meet our current and future staffing needs. In addition to a robust employee referral practice and independent outreach, we have developed relationships with universities, professional associations, and industry alliances to further increase our outreach and talent pool. In 2025, our company conducted hiring in North America, Europe, India, and Latin America.
Where feasible within the countries in which we operate, we provide a competitive and varied portfolio of healthcare, wellness, financial, and other benefit offerings to suit the diverse needs and lifestyles of our employees. Within the United States, more than 80% of our eligible employee population was enrolled in one of our healthcare plans as of December 31, 2025.
We provide virtual, on-demand learning opportunities to all employees, and we also develop and deliver custom learning programs to meet specific business needs and employee interests. In 2025, approximately 74% of our employees participated in learning activities through the on-demand portal.
We believe we have strong labor practices and employee-friendly policies that enable a culture of trust, collaboration, and compliance. Our employment standards prioritize respect for the dignity and worth of each person. Employees have multiple avenues through which to express opinions, ideas, and concerns, which enables an open culture of communication and inclusion; our policies require that complaints are investigated and any findings are addressed. Our employees are not represented by labor unions outside of those few countries where union representation is a customary practice of doing business. We operate a Compliance Management System, a key component of which is mandatory training for all employees in areas including workplace harassment and our code of business conduct.
Work Environment
We believe we have created a work environment that represents our commitment to safety and wellness. We provide both system and technology capability as well as personal support, including wellness activities and resources, social activities, and support for working parents. Supporting the person, not just the "worker," allows us to maintain business operations without endangering employees or customers. We had no safety incidents reported in 2025.
Diversity and Inclusion
We strive to build and develop a workforce that reflects diversity, equity, and inclusion at all levels of the organization in accordance with applicable law. Our view is that our culture of involvement and appreciation of different backgrounds and perspectives enables us to more fully develop and leverage the strengths of our workforce to serve our customers and meet our business objectives. We place a high value on inclusion and employee-led opportunities across the Company, including Employee Resource Groups ("ERGs") which are sponsored by senior leadership but are developed and maintained by diverse groups of employees who share or champion common interests, representations, or causes. Membership in ERGs is open to all employees. We currently have ERGs in support of LGBTQ+ persons, people of color, women, emerging professionals, parents and caregivers, and remote workers. We have amplified our conversation and actions relating specifically to inclusion and diversity over recent years, implementing learning and development initiatives, additional ERGs, and expanded employee gatherings and activities.
Locations and Geographic Areas
We are located around the globe with employees in 14 countries. Our primary geographic market for employees is the United States, followed by Asia, Europe, Latin America and Canada. For information with respect to sales by geographic markets, refer to Footnote 3, Revenue Recognition, of the Notes to Consolidated Financial Statements.
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
Mary Margaret Curry has served as our Chief Financial Officer and Treasurer since July 2022 and as our Chief Accounting Officer since December 2021. Ms. Curry joined Comscore in 2011 and has served in roles of increasing scope and responsibility since then, including as Global Tax Director (August 2011 to July 2015), Senior Director of Global Tax Compliance and Reporting (July 2015 to May 2018), Vice President of Tax and Treasury (May 2018 to November 2020) and Senior Vice President and Controller (November 2020 to December 2021). Prior to joining Comscore, she spent nine years with KPMG. Ms. Curry holds bachelor's and master's degrees in accounting from East Carolina University.
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

Non-Executive Directors
Robert (Bob) Davenport has served as director since December 2025. Mr. Davenport is Head of Global Corporate Credit and Distressed Debt and Senior Managing Director of Cerberus Capital Management and Cerberus California, LLC. He joined Cerberus in 1996 and is responsible for overseeing and managing the firm's investments in stressed and distressed debt on a global basis. Prior to Cerberus, he was a principal at Vestar Capital Partners, where he was responsible for identifying, analyzing and executing leveraged buyout opportunities. Previously, he worked in the mergers and acquisitions group at Drexel Burnham. Mr. Davenport graduated from the University of California. He previously served as a member of the Board of Trustees for the Crossroads School for Arts and Sciences and Heal the Bay. Mr. Davenport brings over 30 years of financing and M&A experience to our Board.
David Kline has served as a director since March 2021 and as Chairman of the Board since April 2025. He most recently served as Executive Vice President at Charter Communications, a communications and media company, and President of Spectrum Reach, the advertising sales division of Charter. Mr. Kline joined Charter in 2015 and provided strategic leadership to guide the company in both the traditional and advanced TV advertising space until his retirement in 2025. Mr. Kline joined Charter from Visible World (now FreeWheel), where he served as President and COO directing their household addressable sales and programmatic advertising efforts. Earlier in his career, he served as President and COO of Cablevision Media Sales (now Altice Media Solutions) for more than 17 years. Mr. Kline previously served on the board of directors for the Video Advertising Bureau and Canoe and as chairman of the board of directors for private company Blockgraph. He received a B.A. in a personalized study program focusing on marketing, finance, accounting and management from Ohio State University. Mr. Kline is a pioneering leader in the traditional and advanced TV advertising space and brings valuable relationships and perspective to our Board.
William (Bill) Livek has served as our Vice Chairman since January 2016. Mr. Livek was our Chief Executive Officer from November 2019 to July 2022 and our President from January 2016 to May 2018. He previously served as Vice Chairman and Chief Executive Officer of Rentrak Corporation, a media measurement and consumer targeting company, from 2009 until our merger with Rentrak in 2016. Prior to Rentrak, Mr. Livek was founder and Chief Executive Officer of Symmetrical Capital, an investment and consulting firm; Senior Vice President, Strategic Alliances and International Expansion, of Experian Information Solutions, Inc., a provider of information, analytical and marketing services; and co-President of Experian's subsidiary Experian Research Services. Mr. Livek has served on the board of directors of Red Violet, Inc. since January 2024 and the Advertising Research Foundation ("ARF") since July 2022, and prior to that was a member of the ARF board of trustees. He also serves on the board of directors of private companies Tenetic LLC, Adstra (formerly ALC) and CivicScience. Mr. Livek holds a B.S. degree in Communications Radio/Television from Southern Illinois University. Mr. Livek brings substantial industry experience, customer relationships and audience measurement expertise to our Board.
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
Brian Wendling has served as a director since March 2021. Mr. Wendling is Chief Accounting Officer and Principal Financial Officer of Liberty Media Corporation, Liberty Broadband Corporation, GCI Liberty and Liberty Live Holdings, Inc. He previously served as Senior Vice President and Chief Financial Officer of Liberty TripAdvisor Holdings, Inc. from January 2016 to April 2025 and served as Chief Accounting Officer and Principal Financial Officer of Qurate Retail, Inc. from January 2020 to March 2025 and Atlanta Braves Holdings, Inc. from December 2022 to August 2024. Mr. Wendling has held various positions with these companies and their predecessors since 1999. Prior to joining these companies, he worked in the assurance practice of the accounting firm KPMG. Mr.

Wendling has previously served on the boards of Fun Technologies Inc. and CommerceHub, Inc. as well as other private companies. He also currently serves on the Indiana University Accounting Advisory Board and has previously served on the Clothes to Kids of Colorado and Rocky Mountain PBS boards. He received his Bachelor of Science degree in accounting from Indiana University. Mr. Wendling brings over 30 years of finance, accounting, M&A, public reporting and compliance experience to our Board.
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
•We derive a significant portion of our revenues from subscription-based products, and our customers could terminate, reduce or fail to renew their subscriptions.
•Our financial results may suffer if we are unable to retain or add large customers or if we cannot persuade customers to substitute our products for incumbent providers.
•Our strategic transactions with other companies may not be successful and may divert our management's attention.
•System failures, security breaches, delays in system operations, or failure to pass customer or partner security reviews may harm our business.
•Our restructuring activities and cost-reduction initiatives may not deliver the expected results and could disrupt our business operations.
•We may not be able to adequately retain and hire qualified personnel.
Risks Related to Our Results of Operations
•We may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.
•We may not generate sufficient cash to service our debt, lease facilities and trade payables.
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
•Any loss or unauthorized disclosure of sensitive data could expose us to liability and damage our brand and reputation.
•Domestic or foreign laws may further limit our ability to collect and incorporate media usage information in our products and impose costly requirements on our business.
•Pending or potential litigation could result in substantial costs and adverse outcomes.
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
•Evolving sanctions and export control laws could impair our ability to compete in international markets and subject us to liability.
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
•We may need additional capital to support our business or meet our debt obligations, which may not be available on acceptable terms or at all.
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
Our business depends on the health of the media and advertising industries in which we operate. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' spending priorities, and the economy in general. In recent years, macroeconomic factors including inflation, capital market disruptions, and recession concerns have caused some advertisers to reduce or delay advertising expenditures. Recent geopolitical conflicts and developments in U.S. trade policy have created additional uncertainty, contributing to further spending delays by advertisers. These delays and declines, which may continue in future periods, have had a direct impact on demand for our products, which measure advertising campaigns and audiences.
Further reductions in advertising spending could result in customers terminating their subscriptions for our products, delaying renewals, or renewing on terms less favorable to us. Furthermore, our custom solutions and newer products, for which we recognize revenue based on customer usage, are subject to higher fluctuations in revenue from changes in our customers' advertising budgets, platform strategies and spending. Macroeconomic factors could also increase our costs, reducing margins and preventing us from meeting our profitability goals. Finally, these factors make it more difficult for us to predict our future revenue and costs, which could result in misallocation of resources or operating inefficiencies that could harm our business. The extent of the impact of macroeconomic factors on our business is uncertain and may continue to adversely affect our operations and financial results.
The market for media measurement and analytics products is highly competitive, and if we cannot compete effectively, our revenues could decline and our business could be harmed.
The market for audience and advertising measurement products is highly competitive and continues to evolve rapidly. We compete primarily with providers of media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers, and with internal solutions developed by customers and potential customers. In recent years, competition has intensified as a result of the entrance of new competitors, the increasing variety and number of media channels and platforms requiring measurement, and the development of new technologies, products and services in our industry to address this media fragmentation. We expect these trends to continue. Some of our competitors have substantially greater resources than we do. As a result, these competitors may be able to devote greater resources to development of systems and technologies, acquisition of data, recruitment and retention of personnel, marketing and promotional campaigns, panel retention and development, and other key areas. This may allow them to produce superior products to ours or introduce products to market faster than we can, which could impact our ability to compete effectively. In addition, some of our competitors have adopted and may continue to adopt aggressive pricing policies, including the provision of certain services at little or no cost, in order to retain or acquire customers. Furthermore, large software companies, internet platforms and database management companies may enter our market or enhance their current offerings, either by developing competing services or by acquiring our competitors, and could leverage their significant resources and pre-existing relationships with our current and potential customers. Finally, consolidation of our competitors could make it difficult for us to compete effectively. If we are unable to compete successfully against our current and future competitors, we may not be able to retain and acquire customers, and we may consequently experience a decline in revenues, reduced operating margins, loss of market share and diminished value from our products.

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
We operate in industries that require sophisticated data collection and processing technologies. Our future success will depend in large part on our ability to timely develop new and modify or enhance our existing products and services, including without limitation, our data collection technologies and approaches, in order to meet customer needs, add functionality and address technological advancements and evolving industry standards.
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
More generally, we will need to develop new products and methodologies to address evolving technologies and standards across the universe of media, including television, online and mobile usage. However, we may be unsuccessful in identifying new product opportunities, developing or marketing new products in a timely or cost-effective manner, or obtaining the necessary access to data or technologies needed to support new products, or we may be limited in our ability to operate due to intellectual property rights held by others. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop and integrate timely enhancements to, and new features for, our existing methodologies or products or if we are unable to develop new products and technology that keep pace with rapid technological developments, changing industry standards or consumer preferences, our products may become obsolete, less marketable and less competitive, and our business will be harmed.
Furthermore, the market for our products is characterized by changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Internet Advertising Bureau, the U.S. Joint Industry Committee and the Media Rating Council as well as foreign and international industry associations have undertaken efforts to review market research methodologies across the media that we measure and/or develop minimum standards, accreditations or certifications for such research. Failure to seek or achieve accreditation or certification, delays in accreditation or certification, or adverse audit findings may negatively impact the market acceptance of our products. Meanwhile, successful accreditation, certification or audits may lead to costly changes to our procedures and methodologies, may divert development resources from other priorities, and may not result in the anticipated commercial benefits.
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
Any inaccuracy, perceived inaccuracy, inconsistency or delay in the data reported by us could lead to consequences that could adversely impact our operating results, including loss of customers; sales credits, refunds or liability to our customers; the incurrence of substantial costs to correct any material defect, error or inconsistency; increased insurance costs; potential litigation; interruptions in the availability of our products; diversion of development resources to improve our processes or delivery; lost or delayed market acceptance and sales of our products; and damage to our brand.
Our business may be harmed if we change our methodologies or the scope of information we collect.
We have in the past and may in the future change our methodologies, the methodologies of companies we acquire, or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans or in industry standards, changes in law or regulatory requirements, changes in technology used by websites, browsers, mobile applications, servers, or media we measure, integration of acquired companies or expressed or perceived needs of our customers, potential customers or partners. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. As a result of methodology changes, some of our customers that may also supply us with data may decide not to continue buying products or services from us or may decide to discontinue providing us with their data to support our products. Such customers may elect to publicly air their dissatisfaction with the methodological changes made by us, which may damage our brand and harm our reputation.
If we are not able to maintain panels of sufficient size and scope, or if the costs of establishing and maintaining our panels continue to increase, our business could be harmed.
We believe that the quality, size and scope of our research panels are important to our business. Over time, however, panel participation has declined, in part due to changes by software providers that have made it more difficult to obtain consent to participate in panels, steps taken by antivirus providers to remove third-party measurement software despite panelists' previous consent, and operating system updates (including iOS and Android) that limit the ability of third parties to measure device usage. At the same time, the difficulty and cost of recruiting new panelists have increased. Although we have taken (and continue to take) steps to mitigate the impact of these changes on our business, there can be no assurance that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. We anticipate that the cost of traditional panel recruitment will continue to increase with the proliferation of proprietary and secure media content delivery platforms, evolving industry practices and regulatory developments, and that the difficulty in collecting these forms of data will continue to grow, which may require significant hardware and software investments, increases to our panel incentive and panel management costs, and evaluation of alternative panel resources. To the extent that any additional expenses are not accompanied by increased revenues, our operating margins may be reduced and our financial results could be adversely affected. If we are unable to maintain panels of sufficient size and scope, whether through traditional recruitment or alternative sources, we could face negative consequences, including degradation in the quality and competitiveness of our products, failure to receive accreditation or certification from industry associations, loss of customers and damage to our brand.

We derive a significant portion of our revenues from sales of our subscription-based products. If our customers terminate, reduce or fail to renew their subscriptions, our business could suffer.
We currently derive a significant portion of our revenues from our syndicated products, which are typically one-year subscription-based products. Historically, these products provided us with recurring revenue due to high renewal rates among our enterprise customers. In recent years, however, we have seen declines in revenue from our syndicated audience offerings, primarily related to our national TV and syndicated digital products. If additional customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our syndicated product revenues could continue to decline and our business could suffer.
Our customers have no obligation to renew after the expiration of their subscription periods, and we cannot be assured that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Furthermore, our custom solutions and newer products, for which revenue is recognized based on customer usage, are subject to higher fluctuations in revenue. Our customer renewal and usage rates may decline or fluctuate due to a number of factors, including customer satisfaction or dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, the health of the advertising marketplace and the industries in which we operate, mergers and acquisitions affecting our customer base (including recent and pending consolidation in the media and entertainment industries), general economic conditions or reductions in our customers' spending levels.
Our growth depends upon our ability to retain existing large customers and add new large customers. To the extent we are not successful in doing so, our ability to grow revenue and attain profitability and positive cash flow may be impaired.
Our success depends in part on our ability to sell our products to large customers and on the renewal of subscriptions and contracts with these customers in subsequent years. For the years ended 2025, 2024 and 2023, we derived 34%, 34% and 37%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions, changes in the political or regulatory environment or other factors, such as internal reorganization or changes in customer buying processes or platform usage, or dissatisfaction with our products, may cause certain large customers to terminate or reduce their subscriptions and contracts with us or may increase our costs to retain those customers. The failure or consolidation of large customer companies, including recent and pending consolidation in the media and entertainment industries, could cause further reductions in the affected companies' contracts with us. The loss of any one or more of these customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability or divert resources from our other priorities. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. As a result, new large customers or increased usage of our products by large customers may cause our profit margins to decline.
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
We may expand through investments in, acquisitions of, or the development of new products with assistance from, other companies or we may consider other strategic transactions, any of which may not be successful and may divert our management's attention.
In the past, we completed several strategic acquisitions, most recently our acquisition of Shareablee in 2021. We also may evaluate and enter into discussions regarding an array of potential strategic transactions, including acquiring complementary products, technologies or businesses or divesting portions of our business. An acquisition, divestiture or other strategic business relationship may involve significant operating challenges, expenditures and risks. In particular, we may encounter difficulties carving out existing operations for divestiture or integrating the operations of acquired companies, particularly if the key personnel of the acquired company choose not to be employed by us, and we may have difficulty retaining customers and partners due to changes in strategy, management or ownership. Acquisitions and divestitures may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot guarantee that the anticipated benefits of any acquisition, divestiture or other business relationship would be realized timely, if at all, or that we would not be exposed to unknown liabilities. In connection with any such transaction, we may:
•encounter difficulties retaining key employees of an acquired company or integrating diverse business cultures, particularly in countries where we have not previously had employees;
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
•experience difficulties effectively separating divested assets, utilizing acquired assets or obtaining required third-party consents;
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
These strategic transactions may be material to our financial condition and results of operations, and though these transactions may provide additional benefits, they may not be successful or profitable immediately or in the long term. Negotiating any such transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions that are beyond our control. We can make no assurances that any such transactions or relationships will be completed or successful. The impact of any one or more of these factors could materially and adversely affect our business, financial condition or results of operations.
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
In the future, we may need to expand our network and systems at a more rapid pace than we have in the past, particularly as we integrate AI tools and capabilities. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional expenses to accommodate these capacity demands. In addition, we may lose valuable data or be unable to obtain or provide data on a timely basis or our network may temporarily shut down if we fail to adequately expand or maintain our network capabilities to meet future requirements. Any lapse in our ability to collect or transmit data may decrease the value of our products and prevent us from providing the data requested by our customers and partners. Any disruption in our data processing or any loss, exposure or misuse of data may damage our reputation and result in the loss of customers, partners and vendors and the imposition of penalties or other legal or regulatory action, and our business, financial condition and results of operations could be materially and adversely affected.
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
In recent years, we have begun migrating certain data collection, processing and delivery systems from traditional data centers to cloud-based platforms. The migration of these processes has required, and will continue to require, significant time and resources from our management, technology and operations personnel and has introduced new requirements for security, financial and software development controls. These efforts have diverted and may continue to divert resources from other priorities, which could have a negative impact on our revenue and growth opportunities. If the migration of these or other processes is not successful, or if ongoing or future migrations take longer or require more resources than we anticipate, our results of operations and financial condition could be adversely affected.
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
Our restructuring activities and cost-reduction initiatives may not deliver the expected results and could disrupt our business operations.
Achieving our long-term revenue and profitability goals depends significantly on our ability to allocate resources in line with our strategic objectives and control our operating costs. In recent years, we have undertaken various actions to improve cost efficiency and better align our operating structure and resources with strategic priorities. In addition to employee terminations, these activities have included the reallocation of commercial and product development resources, reinvestment in and modernization of key technology platforms, consolidation of data storage and processing activities to reduce our data center footprint, and reduction of other operating expenses.
If these activities do not generate the expected cost savings, our business and financial results could be adversely affected. Moreover, some of the organizational and operational changes we have made and continue to make require careful management to avoid disrupting customer, partner and employee relationships. If we do not successfully manage these activities, the expected benefits may not be realized, and our operations and business could be disrupted.
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

The market for these personnel is extremely competitive, and our restructuring and cost-reduction activities have put additional pressure on our ability to retain, attract and motivate key personnel. If we cannot retain highly skilled workers and key leaders, our ability to develop and deliver our products and increase our revenues may be materially and adversely affected. If we must increase employee compensation and benefits in order to remain competitive for these personnel, our operating costs and financial condition may be adversely affected. Recruiting and training costs may also place significant demands on our resources. We may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge, or while new personnel integrate into our business and transition into their respective roles. Failure to ensure effective transitions and knowledge transfers may adversely affect our operations and our ability to execute on our strategic plans and growth initiatives.
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
Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our Common Stock could decline substantially. Factors that may cause fluctuations in our revenues or results of operations include:
•changes in our customers' buying behaviors, including platform changes or disintermediation of traditional channels;
•variability of demand for custom projects and usage-based products;
•changes to contract renewal rates caused by our customers' budgetary constraints, competition, or customer corporate restructuring or consolidation;
•the timing and success of new product introductions or changes in methodology, particularly in light of consumer opt-in and consent requirements, cookie deprecation and other changes in our industry;
•the impact of our decision to discontinue certain products, divest businesses or exit geographic regions;
•our failure to accurately estimate or control costs, including those incurred as a result of technology upgrades, AI integrations, product development initiatives, panel changes and restructuring activities;
•the cost and availability of data from third-party sources and the cost to integrate such data into our systems and products and implement new use cases;
•adverse judgments or settlements, or increased legal fees, in legal disputes or government proceedings;
•costs incurred in connection with strategic or financing transactions, including financial advisory, legal, accounting, consulting, tax and other advisory fees and expenses and diversion of management time and resources;
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
We may not be able to generate or obtain sufficient cash to service our debt, lease facilities and trade payables.
We currently have indebtedness and lease facilities, as well as trade payables, including expenses incurred in prior periods. In addition, we may incur additional debt for operations. These obligations could require us to use a large portion of our cash flow from operations to service our debt and lease facilities and pay accrued expenses. They could also limit our flexibility to invest in our business and adjust to market conditions, which could impact our customer relationships and place us at a competitive disadvantage.
We expect to obtain the funds to pay our expenses and meet our financial obligations from cash flow from our operations, existing debt facilities and, potentially, from other debt or equity offerings and transactions. Accordingly, our ability to meet our obligations depends on our future performance and corporate activities, which will be affected by financial, business, contractual, economic and other factors, some of which are beyond our control. Failure to meet our payment obligations could disrupt our supply of goods and services and impact our reputation, creditworthiness and relations with customers, partners and creditors. It could also lead to costly litigation.
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
We are required to test goodwill and intangible assets, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of our reporting unit below its carrying value or indicate that the carrying value of such intangibles is not recoverable. When the carrying value of a reporting unit exceeds its fair value, a charge to operations, up to the total amount of goodwill, is recorded. If the carrying amount of an intangible asset is not recoverable, a charge to operations is recognized. Either event would result in incremental expense for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. We recorded impairment charges totaling $64.4 million and $78.2 million in 2024 and 2023, respectively.
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
We incurred net losses of $10.0 million, $60.2 million and $79.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. We cannot make assurances that we will be able to achieve profitability in the future. As of December 31, 2025, we had an accumulated deficit of $1.4 billion. Because a large portion of our costs are fixed, we may not be able to adequately reduce our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, our operating expenses may increase as we implement certain growth initiatives and restructuring activities, which include, among other things, the development of new products; enhancement of our data assets, technology and infrastructure; and payment of severance and other costs in connection with organizational restructuring. If our revenues do not increase to offset these increases in costs and operating expenses, our operating results would be adversely affected.
Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company's ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income and taxes payable. We completed a Section 382 study in 2023 and concluded that an ownership change occurred in May 2021 as a result of the Series B Preferred Stock transactions; therefore, all of our U.S. net operating loss carryforwards generated prior to the ownership change are subject to annual limitations under Section 382.
As of December 31, 2025, we estimate our U.S. federal and state net operating loss carryforwards for tax purposes to be $572.6 million and $1.4 billion, respectively, subject to limitation as described above. We estimate that $469.8 million of our U.S. federal net operating loss carryforwards and $1.3 billion of our state net operating loss carryforwards are utilizable given the annual limitations under Section 382. Our net operating loss carryforwards begin to expire in 2026 for federal and state income tax reporting purposes. The federal and certain state net operating losses generated after December 31, 2017 have an indefinite carryforward period as a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"). As of December 31, 2025, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries to be $5.6 million, which begin to expire in 2028.
We apply a valuation allowance to our deferred tax assets when management does not believe that it is more likely than not that they will be realized. In assessing the need for a valuation allowance, we consider all sources of taxable income, including potential opportunities for loss carrybacks, the reversal of existing temporary differences associated with our deferred tax assets and liabilities, tax planning strategies and future taxable income. We also consider other evidence such as historical pre-tax book income in making the determination. As of December 31, 2025, we continue to have a valuation allowance recorded against the net deferred tax assets of our U.S. entities and certain foreign subsidiaries, including net operating loss carryforwards.
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
In recent years, governments around the world and in numerous U.S. states have adopted new laws and regulations focused on data privacy and protection. These laws and regulations apply to the collection, transmission, storage and use of personal information, among other things. The regulatory environment surrounding information security, data privacy and the use of AI in data collection and processing varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs and fines or adopt additional disclosure or compliance measures, such as notification requirements and corrective actions, in addition to the measures we have already adopted. They also have required, and may continue to require, us to change our business practices and modify the products that we offer, which may increase our costs and decrease the quality and functionality of our products. Third-party products purporting to address privacy concerns may also negatively affect the functionality of, and demand for, our products and services. Any of these changes could result in the loss of customers, partners and vendors and harm to our business.
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
Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, loss of customers, partners or vendors, litigation (including class action lawsuits), reputational harm, or investigations or claims by regulators, industry groups, activist groups or other third parties, all of which could significantly disrupt our business and expose us to increased liability. As an example, in February 2026 a purported class action complaint was filed against us in the U.S. District Court for the Central District of California alleging violations of various state and federal laws, as well as certain common-law claims, in connection with our alleged collection of internet data from California residents. Refer to Footnote 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this 10-K for additional information. Although we are disputing the claims and believe we have meritorious defenses, this type of proceeding can be disruptive, costly and damaging to our business and brand, even if we are ultimately successful in our defense.
Any loss or unauthorized disclosure of sensitive data could expose us to liability and damage our brand and reputation.
Outside parties, including foreign actors, may attempt to fraudulently induce our employees or users of our solutions to disclose sensitive information via illegal electronic spamming, phishing, threats or other tactics. Unauthorized parties may also attempt to gain physical access to our information systems. Any breach of our security measures or the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, partners or vendors, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to risks of loss or misuse of this information. Any actual or potential breach of our security measures may result in litigation and potential liability or fines, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business and damage our brand and reputation, possibly impeding our present and future success in retaining and attracting customers and requiring time and resources to repair our brand.

Domestic or foreign laws, regulations or enforcement actions may further limit our ability to collect and incorporate media usage information in our products, which may decrease their value and cause an adverse impact on our business and financial results.
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
State and federal laws within the U.S. and foreign laws and regulations are varied, overlapping and at times conflicting, resulting in higher risk related to compliance. A number of laws have come into effect over the past decade, and there are proposals pending before federal, state and foreign legislative and regulatory bodies that have affected and are likely to continue to affect our business. For example, the European Union's ("EU") General Data Protection Regulation, or GDPR, has imposed more stringent EU data protection requirements with greater penalties for noncompliance. In addition, regulators in the EU, the U.S. and elsewhere have increasingly focused on transparency, consent, consumer choice and the collection of data using tracking technologies. In the EU, cross-border data transfers are increasingly scrutinized to ensure compliance, and there have been expanded enforcement efforts in this area. Many U.S. states have also adopted comprehensive privacy laws governing the collection and use of personal information, with more expected in 2026 and beyond. These laws have expanded consumer rights to include individual rights of access, deletion, portability, correction and appeal and the right to "opt in" to collection and use of certain types of personal information deemed sensitive under the laws. These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and impose new and complex requirements on our business.
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
Our involvement in pending and future litigation could result in substantial costs and adverse outcomes.
We are currently involved in, and may in the future become involved in, litigation, claims, investigations and disputes arising in the ordinary course of our business. Litigation and regulatory matters are inherently uncertain and can result in substantial costs, including legal fees, settlement payments, judgments, fines, penalties and increased insurance premiums. Adverse outcomes in these proceedings could damage our brand and require us to pay significant damages or alter our business practices, which could negatively affect our business and customer relationships. In addition, the defense of legal proceedings can be time-consuming and distracting, diverting our management team from our normal operations and strategic priorities. Even if we ultimately prevail in these matters, the cost and disruption associated with litigation may be material and could negatively affect our financial condition and results of operations.
An assertion from a third party that we are infringing its intellectual property rights, whether such assertion is valid or not, could subject us to costly and time-consuming litigation or expensive licenses.
The media measurement, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we grow, evolve our products and methodologies, and gain traction in competitive markets, the probability that one or more third parties will make intellectual property rights claims against us increases. Disputes such as these have the potential to harm our relationships with customers, deter future customers from buying our products, or expose us to litigation, which could be expensive and divert our management team's attention from the normal operation of our business.

In addition to direct claims against us, certain agreements may require us to indemnify our customers for third-party intellectual property infringement claims, which would increase our costs if we must defend such claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend against intellectual property claims by the third party in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand, business and results of operations.
With respect to any intellectual property rights claim against us or our customers, we could be required to pay damages or stop using technology or methodologies found to be in violation of a third party's rights. Alternatively, we may need to seek a license for certain rights, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or may significantly restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology or methodologies, which could require significant effort and expense. Any of these outcomes could adversely affect our business and results of operations. Even if we are successful in defending ourselves against such claims, we may incur substantial expenses, and the defense of such claims may divert considerable time and resources from our business and strategic priorities.
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
As an example, in 2025, we received an audit assessment from the State of Washington related to potential sales tax liabilities in that state. Refer to Footnote 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this 10-K for more information. Although we are disputing the assessment and believe we have a strong position that our activities are not taxable under applicable law, we may not be successful in having the assessment reversed, which would have an adverse effect on our financial condition.
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
•political, social and economic instability abroad, terrorist attacks, wars and other security concerns;
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

Risks Related to Our Capital Structure and Financings
The holders of our preferred stock have significant influence over the Company, may prevent other stockholders from influencing significant corporate decisions, and may have interests that conflict with those of our other stockholders.
In 2021, we entered into separate Series B Convertible Preferred Stock Purchase Agreements (collectively, the "Securities Purchase Agreements") with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine"). In 2023, Qurate sold its shares of Series B Preferred Stock to Liberty Broadband Corporation ("Liberty") in a private transaction. We collectively refer to Charter, Pine and Qurate/Liberty (as applicable) as the "Investors" in this 10-K.
The issuance of securities pursuant to the Securities Purchase Agreements and related matters were approved by our stockholders and completed in 2021. In connection with these transactions, we also entered into a long-term data license with Charter, which was intended to enhance our ability to execute on our strategic plans and growth initiatives.
In 2025, we entered into Stock Exchange Agreements with the Investors, pursuant to which each Investor exchanged all of its outstanding shares of Series B Preferred Stock for shares of Series C Preferred Stock, Common Stock, and a fixed cash payment in June 2028 (the "Recapitalization"). The Recapitalization and related matters were approved by our stockholders and completed in 2025.
As of December 31, 2025, the Investors were the largest stockholders of the Company, with each Investor's holdings representing more than 27% of our issued and outstanding Common Stock on an as-converted basis. This concentration of ownership, together with the voting rights, director designation rights and consent rights described below, may be perceived negatively by other investors and, as a result, may adversely affect the market price of our Common Stock.
The holders of Series C Preferred Stock have one vote per share (subject to adjustment in accordance with the Certificate of Designations governing the Series C Preferred Stock) and are entitled to vote as a single class with the holders of Common Stock on all matters submitted to a vote of the holders of Common Stock. However, to the extent that the Series C Preferred Stock and any shares of Common Stock held by an Investor as of December 29, 2025 (the closing date of the Recapitalization) would represent voting rights with respect to more than 16.66% of the Common Stock (including the Series C Preferred Stock on an as-converted basis), such Investor will not be permitted to exercise the voting rights with respect to any shares of Series C Preferred Stock held by it in excess of the 16.66% voting threshold, and the Company will exercise the voting rights with respect to such shares in a neutral manner. There are additional voting restrictions set forth in our Second Amended and Restated Stockholders Agreement with the Investors (the "Stockholders Agreement"). Even taking these restrictions into account, however, the Investors are expected to have significant influence over any matter submitted to a vote of our stockholders in the near term.
Under the Stockholders Agreement, each Investor currently has the right to designate one director to serve on our Board of Directors, and the Investors together have the right to nominate a fourth director who will act as the Board Chair. In addition, each Investor has consent rights over certain matters pursuant to the Stockholders Agreement. As a result, each Investor is able to influence corporate matters and transactions in a different way than other stockholders.
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
We have a senior secured financing agreement (the "Credit Agreement") with a borrowing capacity of $60.0 million. As of December 31, 2025, we had outstanding borrowings totaling $44.6 million under the Credit Agreement. Amounts outstanding under the Credit Agreement are made at the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement) and bear interest at a rate per annum equal to (i) the Adjusted Term SOFR rate, subject to a 3.0% floor, plus an applicable margin of 7.0%, or (ii) the Reference Rate, subject to a 4.0% floor, plus an applicable margin of 6.0%. As of December 31, 2025, the applicable interest rate was 10.93%. In addition, the Credit Agreement provides for an unused commitment fee equal to 1.0% per annum of the unused revolving commitments. The Credit Agreement matures in December 2028.
Amounts outstanding under the Credit Agreement must be prepaid from time to time with the net cash proceeds of certain debt incurrences, equity issuances, asset sales and other dispositions, insurance and condemnation proceeds, tax refunds and other extraordinary receipts. Additionally, we may be required to prepay the loans annually with Excess Cash Flow (as defined in the Credit Agreement) at specified percentages, or we may voluntarily prepay a portion of the loans in order to maintain compliance with our financial covenants, as we anticipate doing in the first quarter of 2026. Certain payments may be subject to prepayment premiums.
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

Under the Credit Agreement, we are subject to restrictive covenants limiting our ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets, and engage in transactions with affiliates. These covenants could limit our operating flexibility and cause us to forego attractive business opportunities, which could hurt our customer relationships and put us at a competitive disadvantage. The covenants also could prevent us from securing additional financing in the future, including to fund our operations or satisfy liabilities.
In addition, we are subject to financial covenants under the Credit Agreement, including a requirement to maintain a maximum Senior Leverage Ratio and minimum Liquidity (each as defined in the Credit Agreement) during the term of the facility.
If we fail to meet or obtain relief from our obligations under the Credit Agreement, the lender(s) may accelerate any amounts outstanding under the Credit Agreement and may terminate their commitments to extend further credit. This could have important consequences for our company, including requiring us to restructure or refinance our debt (which we may be unable to do on acceptable terms or at all), dispose of assets or, potentially, enter into liquidation or bankruptcy.
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
Capital and credit market conditions, adverse events affecting our business or industry, the tightening of lending standards, rising interest rates, negative actions by regulatory authorities or rating agencies, or other factors also could negatively impact our ability to obtain future financing on terms acceptable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business growth, meet our payment obligations, and respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our Common Stock, our results of operations, financial condition and cash flows.
General Risks Related to Ownership of Our Common Stock
Our outstanding securities, the stock or securities that we may issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders have experienced and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of December 31, 2025, our Series C Preferred Stock was convertible into an aggregate of 12,670,863 shares of Common Stock at the election of the holders.
As of December 31, 2025, 98,726 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 388,196 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including Shareablee plan awards and an employment inducement award we granted in 2021), and 2,572,844 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan.
The issuance of shares of Common Stock (i) upon the conversion of our Series C Preferred Stock, (ii) pursuant to outstanding and future equity awards, or (iii) upon the conversion of other convertible securities we may issue in the future, may result in substantial dilution to each of our stockholders by reducing that stockholder's percentage ownership of our outstanding Common Stock.
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
We maintain a comprehensive cybersecurity program and process for identifying, assessing and managing risks from cybersecurity threats as part of our broader enterprise risk management system. Our cybersecurity program is run by a dedicated team of cybersecurity professionals with deep expertise in security best practices, security and system engineering, and incident response. Our Vice President, Information Security is a Certified Information Systems Security (CISSP) and Certified Information Security Management (CISM) professional with a degree in computer science and more than 30 years of relevant IT experience, including more than 10 years at the Company. The Information Security function reports to our Chief Operating Officer, who is a seasoned executive with a degree in industrial systems and decades of product and technology experience, including more than 20 years with the Company. The Information Security team is responsible for identifying, assessing and mitigating cybersecurity threats, risks, and vulnerabilities; evaluating and deploying appropriate security tools; and operating a 24x7 security operations center to promptly detect, contain, remediate and prevent security incidents. Security incidents are reported to a cross-functional working group that includes our Chief Operating Officer, General Counsel, Chief Compliance Officer and other stakeholders as merited.
We have aligned our information security management system to the International Organization for Standardization ("ISO") 27001 standard and our privacy management system to the ISO 27701 standard. An outside auditor tests the effectiveness of our security and privacy controls against the ISO 27001 and 27701 standards on an annual basis. We regularly update our program and processes to incorporate recommendations from auditors and outside security experts. We also maintain a third-party risk management process that includes the screening and evaluation of service providers against our security, privacy, and compliance standards.
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
Our executive leadership team is responsible for designing and implementing our enterprise risk management program, with input from our Chief Product Officer, Chief Operating Officer, General Counsel and other security and privacy personnel regarding material risks from cybersecurity threats. The executive leadership team regularly discusses security threat trends, incident trends, risk mitigation, and overall security strategy as part of our enterprise security governance process. We consult with outside counsel as appropriate, including on materiality analyses and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions. Our management team informs our independent public accounting firm of any relevant developments.
We have experienced, and may in the future experience, cybersecurity incidents. While prior incidents have not materially affected our business strategy, results of operations or financial condition to date, and although our processes are designed to help prevent, detect, mitigate, and minimize the impact of such incidents, we cannot guarantee that a future security incident would not materially affect our strategy, results of operations or financial condition. For more information on our cybersecurity-related risks, see Item 1A, "Risk Factors" of this 10-K.

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
As of December 31, 2025, we leased facilities in 13 locations worldwide, and had three subleases in place for a portion of our leased space. Currently, however, most of our employees are operating under remote or hybrid working arrangements.
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
Market Information
Our Common Stock trades on The Nasdaq Global Select Market under the symbol "SCOR".
Holders
As of March 16, 2026, there were 110 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners of our Common Stock. We derived the number of stockholders by reviewing the listing of outstanding Common Stock recorded by our transfer agent as of March 16, 2026.
Securities Authorized for Issuance Under Equity Compensation Plans
The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
Unregistered Sales of Equity Securities
On December 29, 2025, in connection with the Recapitalization, we issued 12.7 million shares of Series C Preferred Stock and 9.9 million shares of Common Stock to the Investors in exchange for all outstanding shares of Series B Preferred Stock. The shares of Series C Preferred Stock and Common Stock issued in connection with the Recapitalization were not initially registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. Additional information required by Item 701 of Regulation S-K was previously included in our Current Report on Form 8-K filed on December 31, 2025.
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

	Years Ended December 31,
	2025		2024		2023
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$357,469	100.0%	$356,047	100.0%	$371,343	100.0%
Cost of revenues	212,761	59.5%	208,708	58.6%	205,580	55.3%
Selling and marketing	59,902	16.8%	57,622	16.2%	63,322	17.1%
Research and development	30,174	8.4%	33,066	9.3%	33,701	9.1%
General and administrative	47,594	13.3%	47,679	13.4%	51,192	13.8%
Amortization of intangible assets	2,529	0.7%	3,057	0.9%	5,213	1.4%
Impairment of goodwill	—	—%	63,000	17.7%	78,200	21.0%
Impairment of right-of-use and long-lived assets	—	—%	1,397	0.4%	1,502	0.4%
Restructuring	—	—%	1,027	0.3%	6,234	1.7%
Total expenses from operations	352,960	98.7%	415,556	116.7%	444,944	119.8%
Income (loss) from operations	4,509	1.3%	(59,509)	(16.7)%	(73,601)	(19.8)%
(Loss) gain from foreign currency transactions	(5,892)	(1.6)%	1,417	0.4%	(2,824)	(0.8)%
Interest expense, net	(6,693)	(1.9)%	(1,883)	(0.5)%	(1,445)	(0.4)%
Other income, net	—	—%	651	0.2%	42	—%
Loss before income taxes	(8,076)	(2.3)%	(59,324)	(16.7)%	(77,828)	(21.0)%
Income tax provision	(1,928)	(0.5)%	(924)	(0.3)%	(1,533)	(0.4)%
Net loss	$(10,004)	(2.8)%	$(60,248)	(16.9)%	$(79,361)	(21.4)%

Revenues
Our products and services are organized around two solution groups:
•Content & Ad Measurement represents the measurement portion of our business - measuring audiences across content and advertisements for linear TV, CTV, desktops, laptops, tablets and mobile devices. Product offerings reported in this solution group include our legacy subscription-based syndicated offerings that measure audiences for linear TV (national and local), digital and streaming, as well as theatrical box office receipts. Also included in this solution group are our transaction-based cross-platform products: Proximic by Comscore ("Proximic"), our Activation solution suite, and Cross-Platform Campaign Results ("CCR"), along with our subscription-based cross-platform product, Comscore Content Measurement ("CCM"). These syndicated and cross-platform products are used as currency to plan and execute ad campaigns, measure the outcome of ad campaigns, optimize ad campaigns that are in-flight, activate programmatic campaigns, and make content easier for programmatic advertisers to reach.
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
Revenues for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$253,932	71.0%	$260,654	73.2%	$(6,722)	(2.6)%
Cross-Platform	50,338	14.1%	40,470	11.4%	9,868	24.4%
Total Content & Ad Measurement	304,270	85.1%	301,124	84.6%	3,146	1.0%
Research & Insight Solutions	53,199	14.9%	54,923	15.4%	(1,724)	(3.1)%
Total	$357,469	100.0%	$356,047	100.0%	$1,422	0.4%
Total revenues increased by $1.4 million, or 0.4%, for the year ended December 31, 2025 as compared to 2024.
Content & Ad Measurement revenue increased due to growth in our Cross-Platform revenue, primarily driven by increased usage of our Proximic and CCR products and adoption of our CCM offering, along with double-digit growth in local TV from new business and higher renewals. This growth was partially offset by a decrease in revenue from our Syndicated Audience offerings, primarily related to lower renewals of our national TV and syndicated digital products.
Research & Insight Solutions revenue decreased primarily due to lower deliveries of certain custom digital products, partially offset by new business from our Consumer Brand Health products.
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
Revenues by Geographic Location
Revenue from outside of the United States was $42.1 million, $37.7 million and $35.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Non-U.S. revenue increased in 2025 primarily due to an increase in revenue from our Syndicated Audience offerings.
We generate the majority of our revenues from the sale and delivery of our products within the United States. For information with respect to sales by geographic markets, refer to Footnote 3, Revenue Recognition, of the Notes to Consolidated Financial Statements. Our chief operating decision maker (our CEO) does not evaluate the profit or loss from any separate geography.
We anticipate that revenues from our U.S. sales will continue to constitute a substantial portion of our revenues in future periods.
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
Cost of revenues for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Variance	% Variance
Data costs	$68,387	19.1%	$76,966	21.6%	$(8,579)	(11.1)%
Employee costs	42,096	11.9%	39,102	11.0%	2,994	7.7%
Systems and bandwidth costs	29,023	8.1%	27,914	7.8%	1,109	4.0%
Lease expense and depreciation	28,659	8.0%	27,014	7.6%	1,645	6.1%
Panel costs	14,828	4.1%	13,262	3.7%	1,566	11.8%
Royalties and resellers	9,024	2.5%	6,506	1.8%	2,518	38.7%
Sample and survey costs	6,824	1.9%	6,286	1.8%	538	8.6%
Professional fees	6,561	1.8%	6,234	1.8%	327	5.2%
Technology	4,880	1.4%	4,374	1.2%	506	11.6%
Other	2,479	0.7%	1,050	0.3%	1,429	136.1%
Total cost of revenues	$212,761	59.5%	$208,708	58.6%	$4,053	1.9%
Cost of revenues increased by $4.1 million, or 1.9%, for the year ended December 31, 2025 as compared to 2024. Employee costs increased primarily due to a shift in headcount toward supporting our products and an increase in employee bonuses. Royalties and resellers costs increased primarily due to increased sales of products for which we pay royalties. Lease expense and depreciation increased primarily due to an increase in capitalized internal-use software. Panel costs increased primarily due to higher recruitment and support costs. Other expenses increased primarily due to higher contract fulfillment costs associated with the delivery of our Syndicated Audience products. Systems and bandwidth costs increased primarily due to higher cloud computing and processing costs attributable to certain custom TV data set deliveries. Data costs decreased primarily due to the December 2024 amendment to our data license agreement with Charter Communications Operating, LLC ("Charter Operating"), for which fees are now paid based on household counts provided during the period.

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
Cost of revenues increased by $3.1 million, or 1.5%, for the year ended December 31, 2024 as compared to 2023. Data costs increased primarily due to higher data licensing costs to expand our data footprint and data rights, as well as a credit of $2.5 million recognized in 2023 under the data licensing agreement with Charter Operating which did not recur in 2024. Lease expense and depreciation increased primarily due to higher depreciation driven by an increase in capitalized internal-use software and finance leases. Royalties and resellers costs increased primarily due to increased sales for products in which we pay royalties. Employee costs increased primarily due to a shift in headcount toward supporting our products. These increases were primarily offset by a decrease in systems and bandwidth costs primarily due to lower cloud computing and processing costs attributable to certain custom TV data set deliveries. Professional fees decreased primarily due to a change in cost allocation to better align costs with the services provided.
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
Selling and marketing expenses for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Variance	% Variance
Employee costs	$46,847	13.2%	$44,672	12.5%	$2,175	4.9%
Technology	3,344	0.9%	3,188	0.9%	156	4.9%
Professional fees	2,958	0.8%	2,550	0.7%	408	16.0%
Marketing and advertising	2,633	0.7%	2,685	0.8%	(52)	(1.9)%
Lease expense and depreciation	2,092	0.6%	2,820	0.8%	(728)	(25.8)%
Other	2,028	0.6%	1,707	0.5%	321	18.8%
Total selling and marketing expenses	$59,902	16.8%	$57,622	16.2%	$2,280	4.0%
Selling and marketing expenses increased by $2.3 million, or 4.0%, for the year ended December 31, 2025 as compared to 2024. Employee costs increased primarily due to an increase in employee bonuses, along with severance expense for terminated employees.
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

Research and Development
Research and development expenses include product development costs, consisting primarily of employee costs including salaries, benefits, stock-based compensation and other related costs for personnel associated with research and development activities, third-party expenses to develop new products, third-party data costs, allocated overhead, lease expense and other facilities-related costs, and depreciation expense related to general purpose equipment and software.
Research and development expenses for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Variance	% Variance
Employee costs	$22,821	6.3%	$24,825	7.0%	$(2,004)	(8.1)%
Technology	3,043	0.9%	3,117	0.9%	(74)	(2.4)%
Professional fees	2,328	0.7%	2,425	0.7%	(97)	(4.0)%
Lease expense and depreciation	1,504	0.4%	2,236	0.6%	(732)	(32.7)%
Other	478	0.1%	463	0.1%	15	3.2%
Total research and development expenses	$30,174	8.4%	$33,066	9.3%	$(2,892)	(8.7)%
Research and development expenses decreased by $2.9 million, or 8.7%, for the year ended December 31, 2025 as compared to 2024. Employee costs decreased primarily due to a shift in headcount toward supporting our products.
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
General and administrative expenses for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
(In thousands)	2025	% of Revenue	2024	% of Revenue	$ Variance	% Variance
Employee costs	$27,071	7.5%	$24,659	6.9%	$2,412	9.8%
Professional fees	11,782	3.3%	12,338	3.5%	(556)	(4.5)%
Technology	3,445	1.0%	3,328	0.9%	117	3.5%
Lease expense and depreciation	1,030	0.3%	1,329	0.4%	(299)	(22.5)%
Other	4,266	1.2%	6,025	1.7%	(1,759)	(29.2)%
Total general and administrative expenses	$47,594	13.3%	$47,679	13.4%	$(85)	(0.2)%
General and administrative expenses decreased by $0.1 million, or 0.2%, for the year ended December 31, 2025 as compared to 2024. Other costs decreased primarily due to lower non-income taxes. Employee costs increased primarily due to an increase in employee bonuses and severance expense for terminated employees, partially offset by a decrease in stock-based compensation expense.

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
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, primarily our 2021 acquisition of Shareablee. Amortization of intangible assets decreased by $0.5 million, or 17.3%, for 2025 as compared to 2024 and by $2.2 million, or 41.4%, for 2024 as compared to 2023. The decrease in amortization of intangible assets in 2024 was primarily due to amortization related to certain customer relationships, methodologies and technology intangibles related to our 2016 Rentrak merger reaching the end of their useful lives.
Impairment of Goodwill
We performed a quantitative impairment test on our annual testing date as of October 1, 2025. No impairment charge related to goodwill was incurred during the year ended December 31, 2025.
In the third quarter of 2024, we performed an interim impairment review of our goodwill in conjunction with our October 1, 2024 annual testing date. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $63.0 million non-cash impairment charge in the quarter ended September 30, 2024.
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
No impairment charge related to right-of-use and long-lived assets was incurred during the year ended December 31, 2025. For further information refer to Footnote 2, Summary of Significant Accounting Policies.
Organizational Restructuring
We incurred restructuring expenses of $1.0 million and $6.2 million for the years ended December 31, 2024 and 2023, respectively, related to the implementation of a restructuring plan that included a workforce reduction communicated in 2022. The 2022 restructuring plan was substantially completed in 2024. For further information refer to Footnote 15, Organizational Restructuring.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense primarily relates to interest and amortization of debt issuance costs under our Credit Agreement, a prior credit agreement and our finance leases.

Interest expense, net, increased $4.8 million in 2025 to $6.7 million as compared to $1.9 million in 2024. The increase in interest expense was primarily due to the increase in debt balance related to the Credit Agreement we executed on December 31, 2024, as described in Footnote 5, Debt.
Interest expense, net, increased $0.4 million in 2024 to $1.9 million as compared to $1.4 million in 2023. The increase in interest expense was primarily due to a higher interest rate on debt under our prior credit agreement, as described in Footnote 5, Debt.
(Loss) Gain From Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions, primarily resulting in non-cash unrealized gains and losses. Our foreign currency exposures that relate to the translation to and from U.S. Dollars are in a net liability position.
For the year ended December 31, 2025, the loss from foreign currency transactions was $5.9 million. The loss was primarily driven by fluctuations in the U.S. Dollar against the Chilean Peso, Euro and Canadian Dollar.
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
During the years ended December 31, 2025, 2024, and 2023, we recorded an income tax provision of $1.9 million, $0.9 million, and $1.5 million, resulting in an effective tax rate of 23.9%, 1.6%, and 2.0%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, changes in the valuation allowance against our domestic deferred tax assets and income tax benefit related to the impairment of goodwill.
Included within tax expense for the year ended December 31, 2025 is an income tax benefit of $8.0 million for a decrease in the valuation allowance recorded against our deferred tax assets to offset the tax expense of our operating losses in the U.S. and certain foreign jurisdictions. Income tax expense of $2.4 million has also been included for permanent differences in the book and tax treatment of certain stock-based compensation, local statutory to U.S. GAAP adjustments, and other nondeductible expenses. These tax adjustments, along with state and local taxes, are the primary drivers of the annual effective income tax rate.
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

Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Net cash provided by operating activities	$22,736	$18,104	$28,926
Net cash used in investing activities	(23,385)	(24,062)	(23,786)
Net cash (used in) provided by financing activities	(6,995)	17,623	(3,394)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	976	(1,133)	748
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,668)	10,532	2,494
Overview
Our principal uses of cash consist of cash paid for data, payroll and other operating expenses; payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers; and service of our debt and lease facilities.
As of December 31, 2025, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $26.8 million, including $3.2 million in restricted cash (primarily related to letters of credit); cash flows from our operations; and amounts available to us under our Credit Agreement, as described below. We had outstanding letters of credit of $2.8 million as of December 31, 2025.
On December 29, 2025, each of the Investors exchanged 31,928,301 shares of Series B Preferred Stock for (i) 4,223,621 shares of Series C Preferred Stock and (ii) 3,286,825 shares of Common Stock (the "Recapitalization"). Pursuant to the Recapitalization, we retired the shares of Series B Preferred Stock and eliminated from our Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designations of the Series B Preferred Stock, including the annual dividend rights provided therein. We also eliminated a special cash dividend right set forth in our previous stockholders agreement with the Investors. Additionally, as part of the Recapitalization, we agreed to a fixed cash payment of $2.0 million to each of the Investors on June 30, 2028, regardless of whether the Investors continue to own any of our securities on the payment date. For further information, refer to Footnote 1, Organization and Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
In connection with the Recapitalization, we entered into an amendment to our Credit Agreement to permit the exchange and the issuance of Series C Preferred Stock. For additional information on the Credit Agreement, refer to Footnote 5, Debt.
On June 24, 2025, prior to the Recapitalization, each Investor waived its right to receive on June 30, 2025 the annual dividends otherwise payable by us on that date. Under the waivers and the prior Certificate of Designations, the deferred dividends accrued and accumulated at a rate of 9.5% per year from June 30, 2025 until they were extinguished as part of the Recapitalization. No shares of Series B Preferred Stock or related dividend obligations were outstanding as of December 31, 2025.
On December 31, 2024, we entered into the Credit Agreement with Blue Torch Finance LLC. The Credit Agreement has a term of four years and matures in December 2028. The Credit Agreement provides a borrowing capacity of $60.0 million consisting of a $45.0 million term loan that was fully funded at closing (the "Term Loan") and a $15.0 million revolving credit facility that was unfunded at closing (the "Revolving Facility"). Initial proceeds from the Term Loan were used to resolve our aged accounts payable, cash collateralize our outstanding letters of credit, pay transaction fees and expenses, and strengthen our cash position. As of December 31, 2025, we had no borrowings outstanding under the Revolving Facility, with remaining borrowing capacity of $15.0 million.
Macroeconomic Factors
In recent years, macroeconomic challenges such as inflation, capital market disruptions and recession concerns have caused some advertisers to reduce or delay advertising expenditures. Recent geopolitical conflicts and developments in U.S. trade policy have created additional uncertainty, contributing to further spending delays by advertisers. These delays and declines have had a direct impact on demand for our products, particularly those that are tied to advertising spend. We expect that softness in the advertising market will continue to affect our business in 2026. Although we cannot quantify the impact of macroeconomic factors on our future results, any worsening of ad market conditions could negatively impact our financial position and liquidity.
Preferred Stock
On March 10, 2021, we issued 82,527,609 shares of Series B Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the issuance totaled $187.9 million after deducting issuance costs. Shares of Series B Preferred Stock were convertible into Common Stock as described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
The holders of Series B Preferred Stock were entitled to participate in all dividends declared on the Common Stock on an as-converted basis and were also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain specified circumstances (including in connection with the dividend waivers described below). In addition, such holders were entitled to request, and we would have had to take all actions reasonably necessary to pay, a one-time special dividend on the Series B Preferred Stock equal to the highest dividend that our Board of Directors determined could be paid at the applicable time (or a lesser amount agreed by the holders).
At an annual meeting held on June 15, 2023, our stockholders approved proposals permitting the payment of annual dividends on the Series B Preferred Stock in the form of cash, shares of Common Stock, additional shares of Series B Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations governing the Series B Preferred Stock. On the same date, each holder of Series B Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by us on that date. Upon receipt of the waivers, our Board elected to defer the June 2023 payment. Under the waivers and the Certificate of Designations of Series B Preferred Stock, the deferred dividends would accrue and accumulate at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023.
On December 26, 2023, each holder of our Series B Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023. Under these waivers and the Certificate of Designations of Series B Preferred Stock, the deferred dividends would continue to accrue at a rate of 9.5% per year until declared and paid, with payment to occur on or before June 30, 2024.
On June 27, 2024, each holder of Series B Preferred Stock further waived its right to receive the deferred dividends on or before June 30, 2024. In addition, each holder waived its right to receive on June 30, 2024 the annual dividends otherwise payable on that date for the dividend period ending June 29, 2024. Under these waivers and the Certificate of Designations of Series B Preferred Stock, the deferred dividends for both periods (2023 and 2024) would continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before July 31, 2024.
On July 24, 2024, we issued 13,257,294 additional shares of Series B Preferred Stock to the Investors in exchange for cancellation of our obligation to pay the deferred dividends described above, which totaled $32.8 million on the issuance date. On the date of issuance, the additional shares of Series B Preferred Stock were convertible into 662,862 shares of our Common Stock, representing an effective conversion price of $49.438 per share for the canceled dividend obligation. The additional shares of Series B Preferred Stock had the same terms and conditions as the Series B Preferred Stock previously issued, including that holders were entitled to cumulative dividends at a rate of 7.5% per annum, payable annually in arrears and subject to increase under certain circumstances.
In connection with the issuance, we also entered into an amendment to the prior stockholders agreement with the Investors. Among other things, the amendment reduced the $100.0 million special dividend threshold set forth in the prior stockholders agreement by an amount equal to the liquidation preference of the additional Series B Preferred Stock ($32.8 million). After further reducing the threshold by annual dividends paid in prior years, the special dividend threshold was $47.0 million.
On June 24, 2025, each holder of our Series B Preferred Stock waived its right to receive on June 30, 2025 the annual dividends otherwise payable by us on that date. Under the waivers and the Certificate of Designations of Series B Preferred Stock, the deferred dividends accrued and accumulated at a rate of 9.5% per year from June 30, 2025 until they were extinguished as part of the Recapitalization.
On December 29, 2025, each Investor exchanged 31,928,301 shares of Series B Preferred Stock for (i) 4,223,621 shares of Series C Preferred Stock and (ii) 3,286,825 shares of Common Stock. Holders of Series C Preferred Stock are entitled to convert the Series C Preferred Stock into shares of Common Stock and to vote as a single class with the holders of Common Stock as set forth in the Certificate of Designations of Series C Preferred Stock. Additionally, as part of the Recapitalization, we agreed to a fixed cash payment of $2.0 million to each of the Investors on June 30, 2028, regardless of whether the Investors continue to own any of our securities on the payment date. The Recapitalization resulted in the retirement of all shares of Series B Preferred Stock and the elimination of related annual and special dividend rights. For further information, refer to Footnote 1, Organization and Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
As of December 31, 2025, no shares of Series C Preferred Stock had been converted into Common Stock.
Secured Credit Agreement
On December 31, 2024, we entered into the Credit Agreement with Blue Torch Finance LLC. The Credit Agreement has a term of four years and matures in December 2028. The Credit Agreement provides a borrowing capacity of $60.0 million consisting of the $45.0 million Term Loan and the $15.0 million Revolving Facility. As of December 31, 2025, the interest rate for the Term Loan was 10.93% based on the Adjusted Term SOFR rate, as defined in the Credit Agreement. In addition, the Credit Agreement provides for an unused commitment fee equal to 1.0% per annum of the unused Revolving Facility.
Amounts outstanding under the Credit Agreement must be prepaid from time to time with the net cash proceeds of certain debt incurrences, equity issuances, asset sales and other dispositions, insurance and condemnation proceeds, tax refunds and other extraordinary receipts. Additionally, we may be required to prepay the loans annually with Excess Cash Flow (as defined in the Credit Agreement) at specified percentages, or we may voluntarily prepay a portion of the loans in order to maintain compliance with our financial covenants, as we anticipate doing in the first quarter of 2026. Certain payments may be subject to prepayment premiums.
The Credit Agreement contains financial covenants that require us to maintain a maximum Senior Leverage Ratio and minimum Liquidity (each term as defined in the Credit Agreement) during the term of the facility. Additionally, the Credit Agreement contains restrictive covenants that limit our ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. As of December 31, 2025, we were in compliance with our covenants under the Credit Agreement.

As of December 31, 2025, we had $44.6 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility, with a remaining borrowing capacity of $15.0 million.
For additional information on the Credit Agreement, refer to Footnote 5, Debt.
Restricted Cash
Restricted cash represents collateralized letters of credit and security deposits for subleased office space. As of December 31, 2025 and 2024, we had $3.2 million and $3.5 million of restricted cash, respectively.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, unrealized foreign currency loss (gain), non-cash operating lease expense, stock-based compensation, amortization expense of finance leases and intangible assets, impairment of right-of-use and long-lived assets and goodwill, and deferred tax provision (benefit).
Net cash provided by operating activities in 2025 was $22.7 million compared to $18.1 million in 2024. The increase in cash provided by operating activities was partially attributable to a net decrease in cash used by operating assets and liabilities, with $13.5 million of cash used for the year ended December 31, 2025 as compared to $23.8 million for the year ended December 31, 2024. This was primarily due to higher vendor payments in 2024 (including aged accounts payable resolved at year-end with proceeds from the Term Loan) and higher cash receipts from customers in 2025. The decrease was offset by lower contract liabilities and customer advances in 2025, and higher interest payments due to the increase in debt balance related to the Credit Agreement executed on December 31, 2024.
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
Net cash used in investing activities in 2025 was $23.4 million compared to $24.1 million in 2024.
Net cash used in investing activities in 2024 was $24.1 million compared to $23.8 million in 2023.
Financing Activities
Net cash used in financing activities in 2025 was $7.0 million compared to net cash provided by financing activities of $17.6 million in 2024. The increase in net cash used in financing activities in 2025 was driven primarily by the payment of issuance costs related to the Recapitalization and higher finance lease principal payments. The cash provided by financing activities in 2024 was primarily due to net proceeds of $40.4 million from the Credit Agreement. This was offset by the repayment of $16.0 million under our prior credit agreement and the payment of the second installment of contingent consideration for our 2021 Shareablee acquisition.
Net cash provided by financing activities in 2024 was $17.6 million compared to net cash used in financing activities of $3.4 million in 2023. The increase in cash provided by financing activities was primarily due to net proceeds of $40.4 million from the Credit Agreement in 2024. This was offset by the repayment of $16.0 million under the prior credit agreement and the payment of the second installment of contingent consideration for our 2021 Shareablee acquisition.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected TV data providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected TV data. These agreements have remaining terms of less than one year to six years. As of December 31, 2025, the total fixed payment obligations related to set-top box and connected TV data agreements are $98.5 million and $22.7 million, respectively. In addition, we expect to make variable payments related to a set-top box data agreement totaling an estimated $86.0 million over the next six years.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms of less than one year to five years. As of December 31, 2025, the total fixed payment obligation related to these agreements is $22.3 million.
In 2025, we amended an agreement for cloud-based data storage and bandwidth services to help process and store our data, extending the term through 2028. The remaining term for this agreement is three years. As of December 31, 2025, the total fixed payment obligation related to this agreement is $56.1 million.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities, and expenses from ongoing compliance efforts, legal matters, and strategic transactions. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from cost-reduction initiatives undertaken by our management and amounts available to us under the Revolving Facility, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. We may also be required to (or choose to) prepay or refinance our Credit Agreement, including to maintain compliance with our financial covenants. Our history of net losses, as well as disruption and volatility in global capital and credit markets, could impact our ability to access capital resources on terms acceptable to us or at all. If we issue additional equity securities in order to raise additional funds or for other purposes, further dilution to existing stockholders may occur.
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
Long-term growth rate: the long-term growth rate represents the rate at which our single reporting unit's earnings are expected to grow or losses to decrease. Our assumed long-term growth rate was based on projected long-term inflation and gross domestic product growth estimates for the countries in which we operate and a long-term growth estimate for our business and the industry in which we operate. The long-term growth rate selected for the 2025, 2024 and 2023 annual impairment analyses was 3.0%.
Discount rate: our reporting unit's future cash flows are discounted at a rate that is consistent with our average weighted cost of capital that is likely to be utilized by market participants. The weighted-average cost of capital is our estimate of the overall returns required by both debt and equity investors, weighted by their respective contributions of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in our business and in our internally-developed forecasts. The discount rates selected for the 2025, 2024 and 2023 annual impairment analyses were 16.0%, 24.5% and 22.0%, respectively. Our selected discount rate was lower in 2025 in comparison to 2024 primarily due to the decrease in company-specific risk premium ("CSRP"). The decrease in CSRP was related to a decrease in operational risk in earnings before interest, taxes, depreciation, and amortization.
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
Goodwill allocated to our single reporting unit as of December 31, 2025 was $248.6 million. As of our most recent annual assessment, which was conducted as of October 1, 2025, the estimated fair value of our reporting unit exceeded its carrying value by approximately 16%. The projected long-term cash flows used in our fair value estimate are consistent with our most recent operating plan as of the evaluation date and are dependent on the successful execution of our business plan, overall industry growth rates and the competitive environment.
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
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. As of December 31, 2025, we have interest rate risk in connection with the Term Loan under the Credit Agreement and foreign currency exchange rate risk from our global operations.
Interest Rate Risk
Under the Credit Agreement, borrowings bear interest at rates determined based on either the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement). As of December 31, 2025, our Term Loan bore interest at a variable rate based on the Adjusted Term SOFR rate. As a result, we are subject to interest rate risk based on the Adjusted Term SOFR rate, and our interest obligation on outstanding borrowings will fluctuate with movements in the Adjusted Term SOFR rate. As of December 31, 2025, the stated interest rate on the Term Loan was 10.93%, per annum.

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
As of December 31, 2025, our exposure to interest rate risk calculated using the Adjusted Term SOFR rate was not material. As of December 31, 2025, our exposure to interest rate risk related to prepayment breakage costs and prepayment premiums was not material.
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
There can be no guarantee that exchange rates will remain constant in future periods. In addition to the impact from the U.S. Dollar to Euro exchange rate movements, we are also impacted by the movements in the exchange rates between the U.S. Dollar and various South American, Asia Pacific and other European currencies. We performed a sensitivity analysis, assuming a 10% decrease or increase in the value of foreign currencies in which we operate. We determined that a 10% decrease in value would have resulted in a decrease to our net loss of approximately $9.3 million and a 10% increase in value would have resulted in an increase to our net loss of approximately $11.2 million for the year ended December 31, 2025.
As of December 31, 2025, of our total $26.8 million in cash and cash equivalents, including restricted cash, $11.9 million was held by foreign subsidiaries. Of this amount, we believe $3.0 million could be subject to income tax withholding of 5% to 15% if the funds were repatriated to the U.S.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of comScore, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of comScore, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in convertible redeemable preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
The Company completed its annual assessment on October 1, 2025, and there was no impairment of goodwill at the assessment date.
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
•We evaluated whether the specialists used by the Company to perform the goodwill valuation analysis had the necessary competence, capabilities, and objectivity.
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
•We evaluated the impact of any potential impairment indicators from the October 1, 2025, annual measurement date, to December 31, 2025.

/s/ Deloitte & Touche LLP
McLean, Virginia
March 25, 2026
We have served as the Company's auditor since 2017.

COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$23,621	$29,937
Restricted cash	3,179	3,531
Accounts receivable, net of allowances of $496 and $462, respectively ($1,019 and $913 of accounts receivable attributable to related parties, respectively)	57,260	64,266
Prepaid expenses and other current assets	12,210	10,323
Total current assets	96,270	108,057
Property and equipment, net	43,714	47,116
Operating right-of-use assets	8,565	13,173
Deferred tax assets	3,154	2,624
Intangible assets, net	2,529	5,058
Goodwill	248,636	246,010
Other non-current assets	4,841	8,209
Total assets	$407,709	$430,247
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable ($1,762 and $2,070 attributable to related parties, respectively)	$16,956	$16,471
Accrued expenses ($9,664 and $8,588 attributable to related parties, respectively)	44,879	35,013
Contract liabilities ($754 and $714 attributable to related parties, respectively)	36,575	45,464
Accrued dividends (related parties)	—	8,962
Customer advances	7,605	9,566
Current operating lease liabilities	8,783	8,598
Other current liabilities	8,093	7,230
Total current liabilities	122,891	131,304
Secured term loan	39,297	40,718
Non-current operating lease liabilities	6,238	14,805
Non-current portion of accrued data costs ($18,357 and $22,031 attributable to related parties, respectively)	24,917	33,551
Deferred tax liabilities	1,997	891
Non-current payable to preferred stockholders (related parties)	4,457	—
Other non-current liabilities	6,751	9,771
Total liabilities	206,548	231,040
Commitments and contingencies
Series C convertible redeemable preferred stock, $0.001 par value; 12,670,863 shares authorized, issued and outstanding as of December 31, 2025; no shares authorized, issued and outstanding as of December 31, 2024; aggregate liquidation preference of $183,728 as of December 31, 2025 and zero as of December 31, 2024 (related parties)	89,722	—
Series B convertible redeemable preferred stock, $0.001 par value; no shares authorized, issued and outstanding as of December 31, 2025; 100,000,000 shares authorized and 95,784,903 shares issued and outstanding as of December 31, 2024; aggregate liquidation preference of zero as of December 31, 2025 and $245,732 as of December 31, 2024 (related parties)	—	207,470
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 1,329,137 shares authorized as of December 31, 2025 and 5,000,000 shares authorized as of December 31, 2024; no shares issued or outstanding as of December 31, 2025 or 2024	—	—
Common stock, 0.001 par value; 46,000,000 shares authorized as of December 31, 2025 and 13,750,000 shares authorized as of December 31, 2024; 15,214,378 shares issued and 14,876,139 shares outstanding as of December 31, 2025, and 5,228,814 shares issued and 4,890,575 shares outstanding as of December 31, 2024	15	5
Additional paid-in capital	1,781,265	1,714,052
Accumulated other comprehensive loss	(9,862)	(18,068)
Accumulated deficit	(1,429,995)	(1,474,268)
Treasury stock, at cost, 338,239 shares as of December 31, 2025 and 2024	(229,984)	(229,984)
Total stockholders' equity (deficit)	111,439	(8,263)
Total liabilities, convertible redeemable preferred stock and stockholders' equity (deficit)	$407,709	$430,247

See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(In thousands, except share and per share data)	2025	2024	2023
Revenues (1)	$357,469	$356,047	$371,343

Cost of revenues (1) (2) (3)	212,761	208,708	205,580
Selling and marketing (2) (3)	59,902	57,622	63,322
Research and development (2) (3)	30,174	33,066	33,701
General and administrative (2) (3)	47,594	47,679	51,192
Amortization of intangible assets	2,529	3,057	5,213
Impairment of goodwill	—	63,000	78,200
Impairment of right-of-use and long-lived assets	—	1,397	1,502
Restructuring	—	1,027	6,234
Total expenses from operations	352,960	415,556	444,944
Income (loss) from operations	4,509	(59,509)	(73,601)
(Loss) gain from foreign currency transactions	(5,892)	1,417	(2,824)
Interest expense, net	(6,693)	(1,883)	(1,445)
Other income, net	—	651	42
Loss before income taxes	(8,076)	(59,324)	(77,828)
Income tax provision	(1,928)	(924)	(1,533)
Net loss	$(10,004)	$(60,248)	$(79,361)
Net income (loss) available:
Net loss	$(10,004)	$(60,248)	$(79,361)
Convertible redeemable preferred stock dividends (1)	(18,767)	(17,600)	(16,270)
Preferred stockholders' deemed contribution (1) (4)	73,044	—	—
Total net income (loss) available	$44,273	$(77,848)	$(95,631)

Net income (loss) available to common stockholders	$22,569	$(77,848)	$(95,631)

Net income (loss) per common share:
Basic	$4.30	$(15.53)	$(19.88)
Diluted	$4.25	$(15.53)	$(19.88)
Weighted-average number of shares used in per share calculation - Common stock:
Basic	5,247,356	5,014,049	4,811,233
Diluted	5,307,608	5,014,049	4,811,233
Comprehensive loss:
Net loss	$(10,004)	$(60,248)	$(79,361)
Other Comprehensive income (loss):
Foreign currency cumulative translation adjustment	8,206	(3,958)	1,830
Total comprehensive loss	$(1,798)	$(64,206)	$(77,531)
(1) Transactions with related parties are included in the line items above as follows (refer to Footnote 13, Related Party Transactions, for further information):

	Years Ended December 31,
	2025	2024	2023
Revenues	$9,898	$10,217	$11,420
Cost of revenues	23,830	30,450	29,265
Convertible redeemable preferred stock dividends	(18,767)	(17,600)	(16,270)
Preferred stockholders' deemed contribution	73,044	—	—
(2) Excludes amortization of intangible assets, which is presented separately in the Consolidated Statements of Operations and Comprehensive Loss.
(3) Stock-based compensation expense is included in the line items above as follows:

	Years Ended December 31,
	2025	2024	2023
Cost of revenues	$442	$221	$533
Selling and marketing	359	126	380
Research and development	264	161	411
General and administrative	1,592	2,683	3,211
Total stock-based compensation expense	$2,657	$3,191	$4,535
(4) This amount represents the deemed contribution recognized as part of the Recapitalization Transaction. Refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit), for further information.
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share data)	Series B Preferred Stock		Series C Preferred Stock		Common Stock (2)		Additional Paid-In Capital (2)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, At Cost	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	82,527,609	$187,885	—	$—	4,605,247	$5	$1,690,870	$(15,940)	$(1,300,789)	$(229,984)	$144,162
Net loss	—	—	—	—	—	—	—	—	(79,361)	—	(79,361)
Series B convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	—	—	(16,270)	—	(16,270)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,830	—	—	1,830
Exercise of common stock options, net	—	—	—	—	150	—	3	—	—	—	3
Restricted stock units distributed	—	—	—	—	152,375	—	3	—	—	—	3
Payments for taxes related to net share settlement of equity awards	—	—	—	—	(2,631)	—	(65)	—	—	—	(65)
Settlement of restricted stock unit liability	—	—	—	—	—	—	2,761	—	—	—	2,761
Amortization of stock-based compensation	—	—	—	—	—	—	3,040	—	—	—	3,040
Balance as of December 31, 2023	82,527,609	$187,885	—	$—	4,755,141	$5	$1,696,612	$(14,110)	$(1,396,420)	$(229,984)	$56,103
Net loss	—	—	—	—	—	—	—	—	(60,248)	—	(60,248)
Series B convertible redeemable preferred stock, net of issuance costs (1)	13,257,294	19,585	—	—	—	—	13,017	—	—	—	13,017
Series B convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	—	—	(17,600)	—	(17,600)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,958)	—	—	(3,958)
Exercise of common stock options, net	—	—	—	—	33	—	—	—	—	—	—
Restricted stock units distributed	—	—	—	—	140,901	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	—	—	(5,461)	—	(81)	—	—	—	(81)
Settlement of restricted stock unit liability	—	—	—	—	—	—	1,895	—	—	—	1,895
Amortization of stock-based compensation	—	—	—	—	—	—	2,609	—	—	—	2,609
Other	—	—	—	—	(39)	—	—	—	—	—	—
Balance as of December 31, 2024	95,784,903	$207,470	—	$—	4,890,575	$5	$1,714,052	$(18,068)	$(1,474,268)	$(229,984)	$(8,263)
Net loss	—	—	—	—	—	—	—	—	(10,004)	—	(10,004)
Series B convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	—	—	(18,767)	—	(18,767)
Recapitalization transaction, net of issuance costs (1)	(95,784,903)	(207,470)	12,670,863	89,722	9,860,475	10	65,513	—	73,044	—	138,567
Foreign currency translation adjustment	—	—	—	—	—	—	—	8,206	—	—	8,206
Restricted stock units distributed	—	—	—	—	126,181	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	—	—	(1,092)	—	(6)	—	—	—	(6)
Settlement of restricted stock unit liability	—	—	—	—	—	—	314	—	—	—	314
Amortization of stock-based compensation	—	—	—	—	—	—	1,392	—	—	—	1,392
Balance as of December 31, 2025	—	$—	12,670,863	$89,722	14,876,139	$15	$1,781,265	$(9,862)	$(1,429,995)	$(229,984)	$111,439
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
(2) Adjusted retroactively for the Reverse Stock Split, refer to Footnote 2, Summary of Significant Accounting Policies.
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2025	2024	2023
Operating activities:
Net loss	$(10,004)	$(60,248)	$(79,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,745	22,087	19,778
Unrealized foreign currency loss	5,167	—	—
Non-cash operating lease expense	4,976	5,240	5,456
Amortization expense of finance leases	3,713	3,651	1,929
Stock-based compensation expense	2,657	3,191	4,535
Amortization of intangible assets	2,529	3,057	5,213
Deferred tax provision (benefit)	818	(841)	(35)
Impairment of goodwill	—	63,000	78,200
Impairment of right-of-use and long-lived assets	—	1,397	1,502
Other	2,658	1,339	2,248
Changes in operating assets and liabilities:
Accounts receivable	6,632	(1,649)	4,781
Prepaid expenses and other assets	(2,981)	1,987	2,185
Accounts payable, accrued expenses, and other liabilities	2,782	(10,570)	(4,121)
Contract liabilities and customer advances	(11,378)	(4,739)	(5,517)
Operating lease liabilities	(8,578)	(8,798)	(7,867)
Net cash provided by operating activities	22,736	18,104	28,926

Investing activities:
Capitalized internal-use software costs	(22,429)	(23,249)	(22,206)
Purchases of property and equipment	(956)	(813)	(1,580)
Net cash used in investing activities	(23,385)	(24,062)	(23,786)

Financing activities:
Proceeds from insurance financing	2,270	2,118	—
Proceeds from secured term loan	—	45,000	—
Payments of line of credit	—	(16,000)	—
Principal payments of term loan	(450)	—	—
Payment of financing and debt issuance costs	(559)	(4,551)	—
Contingent consideration payment at initial value	(859)	(3,704)	(1,037)
Payment of preferred stock and common stock issuance costs	(1,352)	—	—
Principal payments on insurance financing	(2,108)	(2,122)	—
Principal payments on finance leases	(3,931)	(2,852)	(2,066)
Other	(6)	(266)	(291)
Net cash (used in) provided by financing activities	(6,995)	17,623	(3,394)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	976	(1,133)	748
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,668)	10,532	2,494
Cash, cash equivalents and restricted cash at beginning of period	33,468	22,936	20,442
Cash, cash equivalents and restricted cash at end of period	$26,800	$33,468	$22,936

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$23,621	$29,937	$22,750
Restricted cash	3,179	3,531	186
Total cash, cash equivalents and restricted cash	$26,800	$33,468	$22,936

	Years Ended December 31,
	2025	2024	2023
Supplemental cash flow disclosures:
Interest paid	$5,972	$1,211	$1,542
Income taxes paid, net of refunds	768	1,305	2,108
Operating cash flows from operating leases	8,897	11,081	10,922
Operating cash flows from finance leases	672	712	244

Supplemental non-cash activities:
Issuance of Series C convertible redeemable preferred stock and common stock in connection with Recapitalization Transaction (1) (2)	$230,742	$—	$—
Present value of fixed payable recognized in connection with Recapitalization Transaction (1) (2)	4,457	—	—
Accrued preferred stock and common stock issuance costs	1,101	—	—
Change in accounts payable and accrued expenses related to capital expenditures	702	653	1,130
Right-of-use assets obtained in exchange for finance lease liabilities	619	7,861	3,195
Settlement of restricted stock unit liability	314	1,895	2,762
Modification of operating right-of-use assets	195	1,216	292
Series B convertible redeemable preferred stock dividends accrued but not yet paid (1)	—	8,962	16,270
Issuance of Series B convertible redeemable preferred stock (1) (3)	—	32,771	—
Accrued debt issuance costs	—	559	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	1,211
(1) Transactions for these line items were exclusively with related parties (refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit), and Footnote 13, Related Party Transactions, of the Notes to Consolidated Financial Statements for additional information).
(2) In connection with the Recapitalization Transaction (as defined within the Notes to Consolidated Financial Statements), the Series C convertible redeemable preferred stock and common stock were initially recognized at fair value. The Company recorded the initial fair value of the Series C convertible redeemable preferred stock, net of issuance costs, of $89.7 million within mezzanine equity on the Consolidated Balance Sheet. The Company recorded the initial fair value of the common stock, net of issuance costs, of $65.5 million with the associated par value of $9.9 thousand within common stock and the remaining amount within additional paid-in capital on the Consolidated Balance Sheet. The Company recorded the present value of the total future fixed payment of $6.0 million to be paid on June 30, 2028 within non-current liabilities on the Consolidated Balance Sheet. The remaining $73.0 million was recorded in retained earnings on the Consolidated Balance Sheet. Refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit), of the Notes to Consolidated Financial Statements.
(3) The Series B convertible redeemable preferred stock issued in 2024 was initially recognized at fair value. The Company recorded the initial fair value, net of issuance costs, of $19.6 million within mezzanine equity and the remaining $13.0 million within additional paid-in capital on the Consolidated Balance Sheet. Refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit), of the Notes to Consolidated Financial Statements.

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
Recapitalization Transaction with Preferred Stockholders
On September 26, 2025, the Company entered into separate Stock Exchange Agreements (the "Exchange Agreements") with each of Charter Communications Holding Company, LLC ("Charter"), Liberty Broadband Corporation ("Liberty"), and Pine Investor, LLC ("Pine," and together with Charter and Liberty, the "Preferred Stockholders"), pursuant to which, at the closing of the transactions contemplated thereby (the "Closing"), each Preferred Stockholder would exchange the 31,928,301 shares of Series B Convertible Preferred Stock, par value $0.001 per share, of the Company (the "Series B Preferred Stock") then owned by such Preferred Stockholder for (i) 4,223,621 shares of a new series of convertible preferred stock designated as Series C Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock"), which would be convertible into shares of common stock, par value $0.001 per share, of the Company ("Common Stock") and (ii) 3,286,825 shares of Common Stock (the "Exchange Common Stock" and such transactions, collectively, the "Exchange" or the "Recapitalization Transaction"). Additionally, provided that the Closing occurred, the Company agreed to make a fixed cash payment of $2.0 million to each of the Preferred Stockholders on June 30, 2028, regardless of whether the Preferred Stockholders continued to own any securities of the Company on such date. The Recapitalization Transaction and related matters were approved by the Company's stockholders on December 19, 2025 and subsequently closed on December 29, 2025 (the "Closing Date").
The Company retired the shares of Series B Preferred Stock acquired by the Company pursuant to the Recapitalization Transaction and eliminated from its Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designations of the Series B Preferred Stock, including the annual dividend rights provided therein. For additional information on the Recapitalization Transaction, refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
On September 26, 2025, in connection with the execution of the Exchange Agreements, the Company entered into an amendment (the "Amendment") to its senior secured financing agreement, dated December 31, 2024, among the Company as borrower, each subsidiary of the Company from time to time party thereto as a guarantor, each lender from time to time party thereto, and Blue Torch Finance LLC, as administrative agent and collateral agent (the "Credit Agreement") to permit the Exchange and the issuance of Preferred Stock in connection with the Exchange. The Amendment became effective on the Closing Date. For additional information on the Credit Agreement, refer to Footnote 5, Debt.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Reverse Stock Split
On December 12, 2023, the Company held a special meeting of stockholders of the Company (the "Special Meeting"). At the Special Meeting, the stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation (the "2023 Certificate of Amendment") for the purpose of effecting a reverse stock split (the "Reverse Stock Split") of all outstanding shares of Common Stock and reducing the number of authorized shares of Common Stock by the same ratio as the Reverse Stock Split. Following the Special Meeting, the Board of Directors approved a final ratio of 1-for-20 for the Reverse Stock Split with an effective date of December 20, 2023.
On December 20, 2023, the Company filed the 2023 Certificate of Amendment with the Secretary of State of the State of Delaware to implement the Reverse Stock Split, without any change to the par value of the Common Stock. The 2023 Certificate of Amendment reduced the number of authorized shares of Common Stock from 275,000,000 to 13,750,000 and the total number of shares of stock authorized for issuance from 380,000,000 to 118,750,000. The Company implemented the Reverse Stock Split on December 20, 2023.
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
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the change in the fair value of warrants liability has been aggregated within other operating activities on the Consolidated Statements of Cash Flows.
Use of Estimates and Judgments in the Preparation of the Consolidated Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of management's Standalone Selling Price ("SSP"), principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill, intangible and other long-lived assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, financing-related liabilities and warrants, the initial fair value determination of the Preferred Stock and Series B Preferred Stock, and the valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.
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
Preferred Stock (Series B and Series C)
In January 2021, the Company entered into separate Securities Purchase Agreements with each of Charter, Qurate Retail, Inc. (together with its affiliate Qurate SCOR, LLC, "Qurate") and Pine (the "Securities Purchase Agreements") for the issuance and sale of shares of Series B Preferred Stock as described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit). The issuance of the Series B Preferred Stock pursuant to the Securities Purchase Agreements (the "2021 Preferred Stock Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021.
On May 16, 2023, Qurate sold 27,509,203 shares of Series B Preferred Stock to Liberty in a privately negotiated transaction.
On July 24, 2024, the Company issued 13,257,294 additional shares of Series B Preferred Stock to the existing holders of Series B Preferred Stock in exchange for cancellation of the Company's obligation to pay accrued dividends totaling $32.8 million to such holders for annual dividend periods ended in 2023 and 2024. The additional shares of Series B Preferred Stock had the same terms and conditions as the Series B Preferred Stock previously issued by the Company. In connection with the issuance of the additional shares of Series B Preferred Stock, the Company and the Preferred Stockholders also entered into an amendment to the Stockholders Agreement between the parties. Among other things, the amendment reduced the $100.0 million special dividend threshold set forth in the Stockholders Agreement by an amount equal to the liquidation preference of the additional Series B Preferred Stock ($32.8 million). After further reducing the threshold by annual dividends paid in prior years, the special dividend threshold was $47.0 million.
On September 26, 2025, the Company entered into the Exchange Agreements with the Preferred Stockholders, pursuant to which, at the closing of the Recapitalization Transaction, each holder would exchange 31,928,301 shares of Series B Preferred Stock for (i) 4,223,621 shares of Series C Preferred Stock (referred to as "Preferred Stock" below) and (ii) 3,286,825 shares of Exchange Common Stock. The Company's stockholders approved the Recapitalization Transaction and related matters on December 19, 2025, and the Recapitalization Transaction subsequently closed on December 29, 2025. The Recapitalization Transaction resulted in the exchange and retirement of all shares of Series B Preferred Stock in return for the issuance of Preferred Stock, Exchange Common Stock, and a future fixed cash payment. Additionally, the Recapitalization Transaction eliminated the Preferred Stockholders' annual and special dividend rights and reduced their director designation rights, among other things.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Consolidated Balance Sheet. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of December 31, 2025 because a deemed liquidation event is not considered probable.
All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (for example, more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the financial statements. No embedded features were identified requiring bifurcation for the Preferred Stock.
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
The following is a summary of the activity within the allowance for doubtful accounts:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Beginning balance	$(462)	$(614)	$(798)
Bad debt expense	(161)	(396)	(236)
Recoveries	(131)	(62)	(99)
Write-offs	258	610	519
Ending balance	$(496)	$(462)	$(614)
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
Included in property and equipment, net, are capitalized software costs to purchase and develop internal-use software, which the Company uses to provide services to its clients. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use in the Company's products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be 3 years. During the years ended December 31, 2025, 2024 and 2023, the Company capitalized $22.6 million, $22.8 million, and $22.4 million in internal-use software costs, respectively. The Company amortized $22.3 million, $20.4 million and $18.1 million in capitalized internal-use software costs during the years ended December 31, 2025, 2024 and 2023, respectively.
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
In April 2022, the contingency was resolved and the full amount was deemed payable, subject to reduction for any pending indemnification claims and other terms set forth in the Merger Agreement. The resolution of this contingency eliminated the option pricing model as a valuation technique, and the fair value was remeasured using only the discounted cash flow model. The Company settled all installments of contingent consideration in cash, which consisted of payments of $1.2 million, $3.7 million, and $3.7 million during the years ended December 31, 2025, 2024, and 2023, respectively. Refer to Footnote 6, Fair Value Measurements, for additional information on the fair value of the contingent consideration.
Cloud Computing Implementation Costs
Certain costs incurred for implementation, setup, and other upfront activities in a hosting arrangement that is a service contract are capitalized during the application development stage. Upgrades and enhancements are capitalized if they will result in additional functionality. Amortization of capitalized costs is recorded on a straight-line basis over the term of the associated hosting arrangement, inclusive of reasonably certain renewal periods. As of December 31, 2025 and 2024, capitalized implementation costs, net of accumulated amortization, were $0.9 million and $2.2 million, respectively.
The Company determined the expected period of benefit of the capitalized implementation costs was five years. Amortization costs are classified within general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company recorded $1.4 million of amortization expense for each of the years ended December 31, 2025, 2024 and 2023.
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
The Company completed its annual assessment on October 1, 2025. No impairment charge related to goodwill was incurred during the year ended December 31, 2025.
In the third quarter of 2024, the Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit did not pass the goodwill impairment test, and as a result, the Company recorded a $63.0 million non-cash impairment charge during the three months ended September 30, 2024. No additional impairment indicators were identified during the fourth quarter of 2024.
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
Intangible assets with finite lives are generally amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies and technology	5
Customer relationships	11
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
Although the Company believes that the carrying values of its goodwill and definite-lived intangible assets are appropriately stated as of December 31, 2025, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
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
Although the Company believes that the carrying values of its other long-lived assets are appropriately stated as of December 31, 2025, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.

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
Foreign Currency
Generally, the functional currency of the Company's foreign subsidiaries is the local currency. In those cases where the transaction is not denominated in the functional currency, the Company revalues the transaction to the functional currency and records the transaction gain or loss in the Company's Statements of Operations and Comprehensive Loss. Assets and liabilities are translated at the current exchange rate as of the end of the year, and revenues and expenses are translated at average exchange rates in effect during the year. The gain or loss resulting from the process of translating a foreign subsidiary's functional currency financial statements into U.S. Dollars ("USD") is reflected as foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive loss. The translation adjustments for intercompany foreign currency loans that are permanent in nature are also recorded as accumulated other comprehensive loss. Translation adjustments on intercompany accounts that are short term in nature are recorded as (loss) gain from foreign currency transactions. For foreign entities where USD is the functional currency, re-measurement of gains and losses related to deferred tax assets and liabilities are reflected in income tax provision in the Consolidated Statements of Operations and Comprehensive Loss.
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
The Company enters into a limited number of monetary contracts with multichannel video programming distributors ("MVPDs") that involve both the purchase and sale of services with a single counterparty. Each contract is assessed to determine if the revenue and expense should be presented gross or net. In some instances, the Company may provide free distinct goods or services as a form of non-cash consideration to the counterparty. Revenue is recognized for these contracts to the extent SSP is established for distinct services provided. Any excess consideration above the established SSP of services is presented as a reduction to cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of non-cash consideration included in revenues during the years ended December 31, 2025, 2024 and 2023 totaled $4.3 million, $4.3 million, and $4.2 million, respectively. The fair value of non-cash consideration included in cost of revenues totaled $4.3 million during each of the years ended December 31, 2025, 2024 and 2023.
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
The Company estimates forfeitures for stock-based awards at their grant date based on historical experience. The estimated forfeiture rate as of December 31, 2025, 2024 and 2023 was 10.0% for non-executive awards. Awards granted to senior executives have an estimated forfeiture rate of zero. The Company performs a review of its forfeiture rate assumption on an annual basis. Changes in the estimates and assumptions relating to forfeitures and subsequent grants may result in material changes to stock-based compensation expense in the future.
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
Beginning in 2022, the TCJA eliminated the option to immediately deduct research and experiment ("R&E") expenditures in the year incurred pursuant to Internal Revenue Code Section 174 ("Section 174"). The amended provision under Section 174 requires taxpayers to capitalize and amortize these expenditures over five years for research performed in the U.S. and over 15 years for research performed outside the U.S. Due to the Company's federal and state net operating loss ("NOL") carryforwards, the amended provision under Section 174 only increased the Company's state cash taxes payable and reduced its cash flow from operating activities by an immaterial amount in 2025, 2024 and 2023. The capitalized R&E expenditures merely caused a reclassification between the NOL deferred tax asset and capitalized R&E deferred tax asset as of December 31, 2025 and 2024. Because the Company's deferred tax assets have a full valuation allowance against them, the amended provision under Section 174 did not materially impact the Company's tax rate or results of operations.
On July 4, 2025, the One Big Beautiful Bill (the "OBBB") Act was signed into law in the United States. The OBBB Act includes significant provisions, such as the permanent extension and modification of certain provisions of the TCJA, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions beginning in 2025 and others beginning at various dates through 2027. The OBBB Act permanently restores immediate expensing of domestic R&E expenditures in tax years beginning after December 31, 2024, while foreign R&E expenditures remain subject to 15-year amortization under Section 174. The OBBB Act did not materially impact the Company's income tax position in 2025.
Earnings (Loss) Per Share
The Company uses the two-class method to calculate earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. Under the two-class method, earnings for the period are allocated between common stockholders and participating security holders based on their respective rights to receive dividends as if all undistributed book earnings for the period were distributed.

Basic earnings per share is computed by dividing net income available to only the common stockholders by the weighted-average number of common shares outstanding for the period. This includes the effect of vested and deferred stock units granted to members of the Company's Board of Directors ("Board") and certain employees. These awards are expected to be settled in shares of Common Stock and generally distributed upon the earlier of the individual's separation from service or a change of control. Diluted earnings per share includes the effect of potential common shares, such as the Company's Series B Preferred Stock, Series C Preferred Stock, stock options, restricted stock units and contingent consideration and warrants, to the extent the effect is dilutive. In periods with a net loss available to common stockholders, the anti-dilutive effect of these potential common shares is excluded and diluted net loss per share is equal to basic net loss per share.
The following table illustrates the computation of basic and diluted earnings (loss) per common share:

	Years Ended December 31,
(In thousands, except share and per share data)	2025	2024	2023
Basic earnings (loss) per common share:
Net loss	$(10,004)	$(60,248)	$(79,361)
Less: Convertible redeemable preferred stock dividends	(18,767)	(17,600)	(16,270)
Plus: Preferred stockholders' deemed contribution	73,044	—	—
Less: Net income allocated to convertible redeemable preferred stock	(21,704)	—	—
Net income (loss) available to common stockholders	$22,569	$(77,848)	$(95,631)

Weighted-average number of common shares outstanding - Basic	5,247,356	5,014,049	4,811,233
Basic earnings (loss) per common share	$4.30	$(15.53)	$(19.88)

Diluted earnings (loss) per common share:
Weighted-average number of common shares outstanding - Basic	5,247,356	5,014,049	4,811,233
Dilutive effect of unvested RSUs	60,252	—	—
Weighted-average number of shares outstanding - Diluted	5,307,608	5,014,049	4,811,233
Diluted earnings (loss) per common share (1)	$4.25	$(15.53)	$(19.88)
(1) For the year ended December 31, 2025, the Company computed diluted earnings per common share under both the treasury stock and two-class methods and applied the more dilutive method, which was the treasury stock method.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net earnings (loss) per common share, as their effect would be anti-dilutive:

	Years Ended December 31,
	2025	2024	2023
Series B convertible preferred stock (1)	4,942,293	4,699,620	4,285,418
Stock options and restricted stock units	134,943	295,249	294,388
Series C convertible preferred stock (2)	104,144	—	—
Warrants	—	132,698	272,851
Contingent consideration (3)	—	—	71,377
Total	5,181,380	5,127,567	4,924,034
(1) Includes the effect of potential Common Stock that would be issued to settle unpaid dividends accrued to holders of the Series B Preferred Stock if they elected to convert their shares at the beginning of the period (or at the time of issuance, if later).
(2) Includes the effect of potential Common Stock that would be issued to holders of the Preferred Stock if they elected to convert their shares at the beginning of the period (or at the time of issuance, if later).
(3) A contingent consideration liability was recognized as part of the Company's acquisition of Shareablee in December 2021. The liability payments could have been settled in any combination of cash or shares of Common Stock based on the volume-weighted average trading price of the Common Stock for the 10 trading days prior to the date of each payment. In the first quarter of 2025, the Company settled the third and final installment of $1.2 million in cash and there is no further contingent consideration liability outstanding. As of December 31, 2024, there were no contingently issuable shares as the Company had elected to settle the third and last installment of $1.2 million in cash. The Company calculated a potential anti-dilutive share count based on the maximum contingent consideration as of December 31, 2023 of $1.2 million and the $16.70 per share closing price of the Company's Common Stock on the Nasdaq Global Select Market on December 29, 2023.
Recently Adopted Accounting Guidance
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company adopted ASU 2023-09 during the year ended December 31, 2025 on a prospective basis. Refer to Footnote 12, Income Taxes.

Accounting Guidance Issued But Not Adopted at December 31, 2025
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

(In thousands)	Years Ended December 31,
By solution group:	2025	2024	2023
Content & Ad Measurement
Syndicated Audience	$253,932	$260,654	$276,101
Cross-Platform	50,338	40,470	33,803
Total Content & Ad Measurement	304,270	301,124	309,904
Research & Insight Solutions	53,199	54,923	61,439
Total	$357,469	$356,047	$371,343
The following table presents the Company's revenue disaggregated by geographical market and timing of transfer of products and services. The Company generally attributes revenue to geographical markets based on the location of the customer.

	Years Ended December 31,
(In thousands)	2025	2024	2023
By geographical market:
United States	$315,391	$318,364	$335,785
Europe	25,565	21,264	18,738
Latin America	7,330	6,896	6,986
Canada	5,001	5,577	5,666
Other	4,182	3,946	4,168
Total	$357,469	$356,047	$371,343
By timing of revenue recognition:
Products and services transferred over time	$300,974	$308,613	$315,093
Products and services transferred at a point in time	56,495	47,434	56,250
Total	$357,469	$356,047	$371,343

Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of December 31,
(In thousands)	2025	2024
Accounts receivable, net	$57,260	$64,266
Current and non-current contract assets	3,259	3,788
Current contract liabilities	36,575	45,464
Current customer advances	7,605	9,566
Non-current contract liabilities	314	688
Significant changes in the current contract liabilities balances are as follows:

	Years Ended December 31,
(In thousands)	2025	2024
Revenue recognized that was included in the opening contract liabilities balance	$(44,052)	$(48,438)
Cash received or amounts billed in advance and not recognized as revenue	32,794	41,488
Remaining Performance Obligations
As of December 31, 2025, approximately $180 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 60% of these remaining performance obligations in 2026, and approximately 28% in 2027, with the remainder recognized thereafter.
4.Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)
2021 Issuance of Series B Preferred Stock
On March 10, 2021 (the "Series B Closing Date"), the Company entered into separate Securities Purchase Agreements with each of Charter, Qurate and Pine (the "Securities Purchase Agreements"). The issuance of securities pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021. At the closing of the Transactions, the Company issued and sold (a) to Charter, 27,509,203 shares of Series B Preferred Stock in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Series B Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Series B Preferred Stock in exchange for $68.0 million. The shares were issued at a par value of $0.001. Net proceeds from the Transactions totaled $187.9 million after deducting issuance costs.
On May 16, 2023, Qurate sold 27,509,203 shares of Series B Preferred Stock to Liberty in a privately negotiated transaction.
At the annual meeting of stockholders of the Company held on June 15, 2023 (the "Annual Meeting"), the Company's stockholders approved proposals permitting the payment of annual dividends on the Series B Preferred Stock in the form of cash, shares of Common Stock, additional shares of Series B Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations governing the Series B Preferred Stock. On the same date, each holder of Series B Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by the Company on that date (the "June 2023 Waivers"). Upon receipt of the June 2023 Waivers, the Company's Board elected to defer the June 30, 2023 payment. Under the June 2023 Waivers and the Certificate of Designations, the deferred dividends would accrue and accumulate at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023.
On December 26, 2023, each holder of Series B Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023 (the "December Waivers"). Under the December Waivers and the Certificate of Designations, the deferred dividends would continue to accrue at a rate of 9.5% per year until declared and paid, with payment to occur on or before June 30, 2024.
On June 27, 2024, each holder of Series B Preferred Stock further waived its right to receive the deferred dividends on or before June 30, 2024 (the "June 2024 Waivers"). In addition, each holder waived its right to receive on June 30, 2024 the annual dividends otherwise payable on that date for the dividend period ending June 29, 2024. Under the June 2024 Waivers and the Certificate of Designations, the deferred dividends for both periods (2023 and 2024) would continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before July 31, 2024.

2024 Issuance of Series B Preferred Stock
On July 24, 2024 (the "2024 Issuance Date"), the Company issued 13,257,294 shares of Series B Preferred Stock to the existing holders of Series B Preferred Stock in exchange for cancellation of the Company's obligation to pay the deferred dividends totaling $32.8 million to such holders for annual dividend periods ended in 2023 and 2024. As of the 2024 Issuance Date, the additional shares of Series B Preferred Stock were convertible into 662,862 shares of the Company's Common Stock, representing an effective conversion price of $49.438 per share for the canceled dividend obligation.
The additional shares of Series B Preferred Stock had the same terms and conditions as the Series B Preferred Stock previously issued by the Company, including that holders were entitled to cumulative dividends at a rate of 7.5% per annum, payable annually in arrears and subject to increase under certain circumstances.
In connection with the issuance, the Company and the holders of Series B Preferred Stock also entered into an amendment to the Stockholders Agreement. Among other things, the amendment reduced the $100.0 million special dividend threshold set forth in the Stockholders Agreement by an amount equal to the liquidation preference of the additional shares of Series B Preferred Stock ($32.8 million). After further reducing the threshold by annual dividends paid in prior years, the special dividend threshold was $47.0 million.
For purposes of the Consolidated Financial Statements, the 2024 issuance of Series B Preferred Stock was deemed to be a payment of the deferred dividends in the form of Series B Preferred Stock, and the cancellation of the deferred dividend balance constituted an extinguishment of the liability. For extinguishments of a liability, the difference between the requisition price and the net carrying amount of the liability being extinguished should be recognized as a gain or loss when the liability is extinguished. Therefore, the Company estimated the fair value using a binomial lattice model, a form of the income approach, utilizing Level 3 unobservable inputs. The Company used significant inputs and assumptions which included the price and expected volatility of the Common Stock, risk-adjusted discount rate, risk-free rate, expected term, deferred dividends and the timing and probability of a special dividend being called and paid as of the 2024 Issuance Date. The Company recorded the fair value of the additional shares of Series B Preferred Stock, net of issuance costs of $19.6 million within mezzanine equity. The remaining $13.0 million of the cancelled dividend balance was recognized in additional paid-in capital on the Consolidated Balance Sheet, because gains in transactions with related parties are recognized as equity contributions.
On June 24, 2025, each holder of Series B Preferred Stock waived its right to receive on June 30, 2025 the annual dividends otherwise payable by the Company on that date (the "June 2025 Waivers"). Under the June 2025 Waivers and the Certificate of Designations, the deferred dividends accrued and accumulated at a rate of 9.5% per year from June 30, 2025 until they were extinguished as part of the Recapitalization Transaction.
On September 26, 2025, the Company entered into the Exchange Agreements with each holder of Series B Preferred Stock, pursuant to which, at the closing of the Exchange, each holder would exchange the Series B Preferred Stock then owned by such holder for shares of Series C Preferred Stock, Common Stock, and a fixed cash payment payable in 2028. The Recapitalization Transaction was approved by the Company's stockholders on December 19, 2025 and closed on December 29, 2025, as further described below.
2025 Issuance of Series C Preferred Stock (Recapitalization Transaction)
On December 29, 2025, Charter, Liberty, and Pine each exchanged 31,928,301 shares of Series B Preferred Stock for (i) 4,223,621 shares of Series C Preferred Stock (referred to as "Preferred Stock" below) and (ii) 3,286,825 shares of Common Stock. The Series B Preferred Stock liquidation preference at the time of the Closing was $264.5 million. Of the total Series B Preferred Stock liquidation preference, $183.7 million was exchanged for Preferred Stock at a price of $14.50 per share (the "Purchase Price"), for an aggregate issuance of 12,670,863 shares of Preferred Stock. The remaining Series B Preferred Stock liquidation preference of $80.8 million was exchanged for an aggregate of 9,860,475 shares of Common Stock, yielding an implied exchange price of $8.19 per share. In the Exchange Agreements, the Company also agreed to make a fixed cash payment of $2.0 million to each Preferred Stockholder on June 30, 2028, whether or not the Preferred Stockholders continue to own any securities of the Company on the payment date.
In connection with the Recapitalization Transaction, the Company filed a Certificate of Elimination of Designation of Series B Preferred Stock ("Certificate of Elimination"), returning the shares of Series B Preferred Stock to the status of undesignated preferred stock and eliminating from the Amended and Restated Certificate of Incorporation of the Company all matters set forth in the Certificate of Designations of Series B Preferred Stock. Additionally, following the filing of the Certification of Elimination, the Company filed a Certificate of Amendment of its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment"). The Certificate of Amendment permitted the issuance of Common Stock and Preferred Stock to the Preferred Stockholders in connection with the Exchange and authorized a sufficient number of shares of preferred stock and Common Stock into which shares of Preferred Stock may be converted. The Certificate of Amendment (a) decreased the total number of shares of stock authorized for issuance from 121,750,000 to 60,000,000, (b) decreased the number of shares of preferred stock authorized for issuance from 105,000,000 to 14,000,000 and (c) increased the number of shares of Common Stock authorized for issuance from 16,750,000 to 46,000,000. Finally, the Company filed a new Certificate of Designations establishing the powers, designations, preferences, rights and limitations of shares of Preferred Stock.
For purposes of the Consolidated Financial Statements, the Recapitalization Transaction was deemed to be an extinguishment of the Series B Preferred Stock and the associated accrued and deferred dividends on the Closing Date. For extinguishments of equity-classified preferred stock, the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock immediately before the exchange, net of issuance costs, should be treated as a return from the holders of the preferred stock in a manner similar to dividends paid on preferred stock. For example, any excess of carrying value over fair value is treated as a contribution from the holders of the preferred stock and recognized within retained earnings as a gain. Therefore, the Company estimated the fair value of the Preferred Stock using a binomial lattice model, a form of the income approach, utilizing Level 3 unobservable inputs. The Company used significant inputs and assumptions which included the price and expected volatility of the Common Stock (into which the Preferred Stock can be converted), risk-adjusted discount rate, risk-free rate, and expected term as of the Closing Date. The Company recorded the fair value of the Preferred Stock, net of issuance costs of $1.4 million, within mezzanine equity on the Consolidated Balance Sheet. The fair value of the Exchange Common Stock was determined based on the closing market price of the Company's Common Stock on the Closing Date. The Company recorded the fair value of the Exchange Common Stock, net of issuance costs of $1.0 million within permanent equity, with the amount above par value recognized within additional paid-in capital on the Consolidated Balance Sheet. The Company recorded the present value of the total future fixed payment of $6.0 million to be paid on June 30, 2028 within non-current liabilities on the Consolidated Balance Sheet.
On the Closing Date, the Company derecognized (i) the carrying amount of $207.5 million of the Series B Preferred Stock, net of issuance costs of $16.3 million and (ii) the accrued dividend liability of $27.7 million from the Consolidated Balance Sheet. The $73.0 million difference between the consideration transferred and the Series B Preferred Stock carrying value as of the Closing Date was recorded in retained earnings.
The Certificate of Designations of the Preferred Stock and related agreements include the following rights:
Registration Rights
On March 10, 2021, the Company entered into a Registration Rights Agreement (the "RRA") with the holders of the Series B Preferred Stock (together with any other party that may become a party to the RRA), pursuant to which, among other things, and on the terms and subject to certain limitations set forth therein, the Company was obligated to file a registration statement registering the sale or distribution of shares of Series B Preferred Stock or Common Stock held by any holder, including any shares of Common Stock acquired by any holder pursuant to the conversion of the Series B Preferred Stock, and any other securities issued or issuable with respect to any such shares of Common Stock or Series B Preferred Stock by way of share split, share dividend, distribution, recapitalization, merger, exchange, replacement or similar event or otherwise (the "Registrable Securities"). In addition, pursuant to the RRA, the holders have the right to require the Company, subject to certain limitations, to effect a sale of any or all of their Registrable Securities by means of an underwritten offering or an underwritten block trade or bought deal.
On the Closing Date, the Company amended the RRA (the "RRA Amendment"). The RRA Amendment, among other things, amended the definition of "Registrable Securities" under the RRA to include shares of Preferred Stock and shares of Common Stock issued upon conversion of the Preferred Stock. The Company is obligated to file a registration statement with respect to such shares in accordance with the terms of the RRA and plans to file that registration statement in 2026.
Voting Rights
The holders of the Preferred Stock have one vote per share (subject to adjustment in accordance with the Certificate of Designations) and are entitled to vote as a single class with the holders of the Common Stock and the holders of any other class or series of capital stock of the Company then entitled to vote with the Common Stock on all matters submitted to a vote of the holders of Common Stock. However, to the extent that the Preferred Stock and any shares of Common Stock held as of the Closing Date by a Preferred Stockholder, together with certain transferees and affiliates, would represent voting rights with respect to more than 16.66% of the Common Stock (including the Preferred Stock on an as-converted basis) (the "Voting Threshold"), such Preferred Stockholder will not be permitted to exercise the voting rights with respect to any shares of Preferred Stock held by them in excess of the Voting Threshold and the Company shall exercise voting rights with respect to such shares of Preferred Stock in excess of the Voting Threshold in a neutral manner. To the extent that a holder acquires shares of Preferred Stock from another holder, the acquiring holder's Voting Threshold will be increased proportionately based on the number of shares that such holder acquires and the disposing holder's Voting Threshold will be decreased proportionately, such that the aggregate Voting Threshold of all holders does not exceed 49.99%. Additional voting restrictions are set forth in the Stockholders Agreement between the Company and the Preferred Stockholders, as amended and restated on the Closing Date.
Dividend Rights
Holders of the Preferred Stock are not entitled to receive annual or special dividends, but are entitled to participate in all dividends declared on the Common Stock on an as-converted basis.
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
Liquidation Preference and Change of Control Provisions
The Preferred Stock ranks senior to the Common Stock with respect to dividend rights and rights on the distribution of assets in the event of a liquidation, dissolution or winding up of the affairs of the Company, and ranks junior to secured and unsecured indebtedness. The Preferred Stock has a liquidation preference equal to the Purchase Price ($14.50 per share).

The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares at a purchase price per share equal to the liquidation preference (as defined in the Certificate of Designations). To the extent the holders of the Preferred Stock do not exercise the put option in a covered change of control, the Company has the right to redeem (subject to the holders' right to convert prior to such redemption) the remaining Preferred Stock at a redemption price per share equal to the liquidation preference. If the Company does not pay the amounts due to the holders in connection with a change of control put or call in full when due, any unpaid amount will accrue interest at a rate of 9.5% per annum until the relevant shares are repurchased.
As described above, the Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Consolidated Balance Sheet.
Conversion Provisions
The Preferred Stock is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock, provided that each holder will receive cash in lieu of fractional shares (if any), and provided further that no holder will be entitled to convert Preferred Stock in an amount that would cause such holder to beneficially own immediately following such conversion more than 49.99% of the then-outstanding shares of Common Stock. The conversion rate is calculated as the product of (i) the conversion factor and (ii) one. The conversion right is subject to certain anti-dilution adjustments. As of December 31, 2025, each share of Preferred Stock was convertible into one share of Common Stock.
If the volume-weighted average price ("VWAP") per share of Common Stock for any calendar quarter ending after the six-month anniversary of the Closing Date (a "Conversion Quarter") is greater than the Mandatory Conversion Price (initially $18.85 or 130% of the conversion price as of such time) then, if a majority of the members of the Board that have not been designated by, and are not affiliated with, any holder so direct, the Company shall convert into shares of Common Stock, on a pro rata basis based on the number of shares of Preferred Stock held as of the date of the Notice of Mandatory Conversion (as defined within the Certificate of Designations), up to 1/6th of the total shares of Preferred Stock outstanding as of the Closing Date on a date selected by the Company that is within six months after the last day of the Conversion Quarter, provided that if the conversion of a holder's pro rata share of the then-outstanding shares of Preferred Stock would cause such holder to beneficially own immediately following such conversion more than 49.99% of the then-outstanding shares of Common Stock, the number of such holder's shares of Preferred Stock that may be converted will be reduced to the greatest number of shares that would cause such holder to beneficially own immediately following such conversion no more than 49.99% of the then-outstanding shares of Common Stock.
As of December 31, 2025, no shares of Preferred Stock have been converted into Common Stock.
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
2013 Stock Option/Issuance Plan
On December 16, 2021, the Company assumed certain equity awards outstanding under the Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan") in connection with the acquisition of Shareablee. The Company registered the securities issuable under the 2013 Plan with the SEC on December 23, 2021. The 2013 Plan expired on June 21, 2023. As a result, there are no shares remaining available for future equity awards under the 2013 Plan as of December 31, 2025.
2018 Equity and Incentive Compensation Plan
The Company's stockholders approved the 2018 Equity and Incentive Compensation Plan (the "2018 Plan") at the Company's 2018 Annual Meeting, approved an amendment and restatement of the 2018 Plan at the Company's 2020 Annual Meeting, and has subsequently approved further amendments of the 2018 Plan at various Annual Meetings. Under the 2018 Plan, as amended, the Company may grant option rights, appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units up to 4,792,500 shares of Common Stock. The aggregate number of shares of Common Stock available will be reduced by: (i) one share of Common Stock for every one share of Common Stock subject to an award of option rights or appreciation rights granted under the 2018 Plan and (ii) two shares of Common Stock for every one share of Common Stock subject to an award other than option rights or appreciation rights granted under the 2018 Plan. If any award granted under the 2018 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to awards of option rights or appreciation rights and two shares of Common Stock for every one share of Common Stock subject to awards other than of option rights or appreciation rights. The Company registered the securities under the 2018 Plan with the SEC effective June 1, 2018. The maximum number of shares available for future issuance under the 2018 Plan as of December 31, 2025 (excluding outstanding awards) is 2,572,844.
Stock Options
No options were approved and awarded for the years ended December 31, 2025, 2024 and 2023 under the 2018 Plan.
A summary of options exercised, forfeited and expired during the years ended December 31, 2025, 2024 and 2023 is included below:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2022	114,199	$48.40
Options exercised	(150)	18.20
Options forfeited	(760)	26.64
Options expired	(4,626)	96.42
Options outstanding as of December 31, 2023	108,663	$46.56
Options exercised	(33)	18.20
Options forfeited	(887)	22.53
Options expired	(8,274)	102.19
Options outstanding as of December 31, 2024	99,469	$42.15
Options forfeited	(38)	19.40
Options expired	(705)	17.53
Options outstanding as of December 31, 2025	98,726	$42.34
Options exercisable as of December 31, 2025	86,876	$41.29
The following table summarizes information about options outstanding, and exercisable, as of December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.40 - $50.00	83,561	$38.33	5.05	71,711	$36.40	4.78
$64.20 - $87.20	15,165	64.45	3.87	15,165	64.45	3.87
	98,726	$42.34	4.87	86,876	$41.29	4.62
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company's Common Stock as of the close of the exercise date. The aggregate intrinsic value for options exercised, exercisable, and outstanding was zero under the Company's stock plans for the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025, the total unrecognized compensation expense related to outstanding, but not yet exercisable, options is $0.1 million, which the Company expects to recognize over a weighted-average vesting period of approximately 0.6 years.
Stock Awards
The Company's outstanding stock awards are comprised of RSUs, including time-based, performance-based and market-based RSUs.
During 2025, the Company's Compensation Committee (or Board of Directors, as applicable) approved and awarded 147,285 time-based RSUs (of which 52,285 RSUs related to the settlement of an accrued 2024 annual incentive plan liability and vested immediately) under the 2018 Plan to employees and directors of the Company.
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
No market-based RSUs were awarded during the years ended December 31, 2025, 2024, and 2023. Market-based RSUs awarded in previous years vest over 10 years and are contingent on certain stock-price hurdles.

A summary of the stock awards granted, vested and forfeited during the years ended December 31, 2025, 2024 and 2023 is presented as follows. RSU awards with undelivered shares are classified as unvested until the date of delivery of the shares.

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2022	232,230	$53.80
Granted	234,171	19.08
Vested	(152,422)	23.11
Forfeited	(255)	47.60
Unvested as of December 31, 2023	313,724	$42.38
Granted	229,795	15.19
Vested	(140,901)	20.68
Forfeited	(20,987)	49.68
Unvested as of December 31, 2024	381,631	$33.62
Granted	147,285	5.46
Vested	(126,181)	30.19
Forfeited	(14,539)	36.14
Unvested as of December 31, 2025	388,196	$23.96
The aggregate intrinsic value for all unvested RSUs outstanding was $2.5 million, $2.2 million, and $5.2 million as of December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, total unrecognized compensation expense related to unvested RSUs was $0.4 million, which the Company expects to recognize over a weighted-average vesting period of approximately 3.6 years.
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
Borrowings under the Credit Agreement are made at the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement) and bear interest at a rate per annum equal to (i) the Adjusted Term SOFR rate, subject to a 3.0% floor, plus an applicable margin of 7.0% or (ii) the Reference Rate, subject to a 4.0% floor, plus an applicable margin of 6.0%. The Credit Agreement also provides for an unused commitment fee equal to 1.0% per annum of the unused Revolving Facility commitments. To the extent that an event of default exists and is continuing, at the election of the Agent, all amounts outstanding under the Credit Agreement will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. The Company elected the Adjusted Term SOFR rate for the Term Loan as of December 31, 2024 and has not subsequently changed its election. As of December 31, 2025, the stated interest rate on the Term Loan was 10.93%.
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
Additionally, the Credit Agreement contains restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Company was in compliance with the covenants under the Credit Agreement as of December 31, 2025.
On September 26, 2025, in connection with the execution of the Exchange Agreements, the Company entered into the Amendment to the Credit Agreement to permit the Exchange and the issuance of Preferred Stock in connection with the Exchange. The Amendment became effective on December 29, 2025.
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
The Term Loan is recorded on the Consolidated Balance Sheets, net of debt issuance costs and debt discount. The debt issuance costs and debt discount associated with the Term Loan were capitalized and will be amortized through interest expense, net on the Consolidated Statements of Operations and Comprehensive Loss during the term of the Term Loan. As of December 31, 2024 (the date the Company entered into the Credit Agreement), the effective interest rate calculated to amortize these costs was 14.54%.
The Credit Agreement was evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument. Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the financial statements. No embedded features were identified requiring bifurcation, other than the change of control feature. The Company reassesses whether a change in control is considered probable as of each reporting date. The change in control feature is not recorded on the Consolidated Balance Sheet as of December 31, 2025 because a change in control is not considered probable.
The Company's total debt obligations under the Credit Agreement are as follows:

	As of December 31,
(in thousands)	2025	2024
Secured term loan	$45,000	$45,000
Less: Unamortized debt discount and issuance costs	(3,003)	(3,832)
Less: Principal payments	(450)	—
Total (1)	$41,547	$41,168
(1) The current portion of the Term Loan as of December 31, 2025 and 2024 was $2.3 million and $0.5 million, respectively, and was classified within other current liabilities in the Consolidated Balance Sheets.
The information set forth below summarizes the required future principal payments on the Term Loan, by year, as of December 31, 2025:

(In thousands)
2026	$2,250
2027	2,250
2028	40,050
Total	$44,550
The debt issuance costs associated with the Revolving Facility are capitalized and recorded in other non-current assets in the Consolidated Balance Sheet. As of December 31, 2025, the Company had no borrowings outstanding under the Revolving Facility, with remaining borrowing capacity of $15.0 million.
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
6.Fair Value Measurements
Fair Value Measurements on a Recurring Basis
There were no financial instruments measured at fair value on a recurring basis as of December 31, 2025. As of December 31, 2024, the Company's financial instruments measured at fair value in its Consolidated Balance Sheets on a recurring basis consisted of the following:

	As of
	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability (1)	$—	$1,191	$—	$1,191
(1) The contingent consideration was recognized as part of the 2021 Shareablee acquisition. In April 2022, the contingency was resolved and the full amount was deemed payable. Refer to Footnote 2, Summary of Significant Accounting Policies. In December 2024, the Company elected to settle the third and final installment in cash, which was paid in the first quarter of 2025. The fair value of this liability as of December 31, 2024 was equal to the payment due. The contingent consideration liability was classified within other current liabilities in the Consolidated Balance Sheets as of December 31, 2024.
There were no changes to the Company's valuation techniques or methodologies during the year ended December 31, 2024.

The following table presents the changes in the Company's recurring Level 3 fair value measurements for the year ended December 31, 2024:

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
Fair Value Measurements on a Nonrecurring Basis
For the year ended December 31, 2025, the Company recorded the initial fair value of Preferred Stock, net of issuance costs, of $89.7 million within mezzanine equity. Refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit), for further details. The initial measurement of the Preferred Stock is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a binomial lattice model to determine the fair value of the Preferred Stock at the Closing Date. The Company used significant inputs and assumptions which included the price and expected volatility of the Common Stock, risk-adjusted discount rate, risk-free-rate and expected term as of the Closing Date. The initial fair value of the Exchange Common Stock was $66.6 million, of which the Company recorded the par value of $9.9 thousand within permanent equity and the remaining $65.5 million within additional paid-in capital, net of the issuance costs. The initial measurement of the Exchange Common Stock is classified as a non-recurring Level 1 fair value assessment as the Company used the closing market price of Common Stock to determine the fair value on the Closing Date.
For the year ended December 31, 2024, the Company recorded the additional shares of Series B Preferred Stock of $19.6 million within mezzanine equity and $13.0 million within additional paid-in capital, which was based on the calculated fair value net of issuance costs. Refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit), for further details. The initial measurement of the additional shares of Series B Preferred Stock was classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a binomial lattice model to determine the fair value of the additional Series B Preferred Stock at the 2024 Issuance Date. The Company used significant inputs and assumptions which included the price and expected volatility of the Common Stock, risk-adjusted discount rate, risk-free rate, expected term, deferred dividends and the timing and probability of a special dividend being called and paid as of the 2024 Issuance Date.
For the years ended December 31, 2024 and 2023, the Company recorded goodwill impairment charges of $63.0 million and $78.2 million, respectively. Refer to Footnote 9, Goodwill and Intangible Assets, for further details. The remeasurement of goodwill is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit's estimated fair value. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record additional non-cash impairment charges.
7.Property and Equipment

	As of December 31,
(In thousands)	2025	2024
Computer equipment	$48,998	$59,572
Capitalized internal-use software	140,459	117,863
Leasehold improvements	14,795	14,656
Computer software (including software license arrangements of $1,365 in 2025 and 2024)	4,291	8,082
Finance leases	21,594	20,974
Office equipment, furniture, and other	3,958	5,154
Total property and equipment	234,095	226,301
Less: accumulated depreciation and amortization (including software license arrangements of $1,365 in 2025 and 2024)	(190,381)	(179,185)
Total property and equipment, net	$43,714	$47,116
For the years ended December 31, 2025, 2024, and 2023, depreciation expense was $23.7 million, $22.1 million and $19.8 million, respectively. In addition, amortization expense from finance leases was $3.7 million, $3.7 million and $1.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Of the Company's property and equipment, net, 99% was located in the United States as of December 31, 2025 and 2024.

8.Leases
The Company has finance leases for computer equipment and operating leases for real estate. These leases have remaining lease terms of less than one year to five years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within four years. As of December 31, 2025, the weighted average remaining lease term for the Company's finance leases and operating leases was 1.5 years and 1.8 years, respectively. As of December 31, 2025, the weighted average discount rate for the Company's finance leases and operating leases was 9.4% and 10.5%, respectively.
The components of lease cost were as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Finance lease cost
Amortization of right-of-use assets	$3,713	$3,651	$1,929
Interest on lease liabilities	672	712	244
Total finance lease cost	$4,385	$4,363	$2,173

Operating lease cost
Fixed lease cost	$6,935	$8,248	$9,231
Short-term lease cost	93	73	86
Variable lease cost	549	987	1,077
Sublease income	(1,750)	(1,647)	(2,001)
Total operating lease cost	$5,827	$7,661	$8,393
Lease costs, net of sublease income, are reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Amortization of right-of-use assets
Cost of revenues	$3,701	$3,411	$574
Selling and marketing	4	98	629
Research and development	5	90	470
General and administrative	3	52	256
Total amortization of right-of-use assets	$3,713	$3,651	$1,929

Operating lease cost
Cost of revenues	$2,061	$2,643	$2,497
Selling and marketing	1,746	2,192	2,738
Research and development	1,205	1,787	2,044
General and administrative	815	1,039	1,114
Total operating lease cost	$5,827	$7,661	$8,393
Maturities of operating and finance lease liabilities as of December 31, 2025 were as follows:

(In thousands)	Operating Leases	Finance Leases
2026	$9,857	$4,092
2027	5,793	1,784
2028	399	46
2029	315	—
2030	56	—
Total lease payments	16,420	5,922
Less: imputed interest	1,399	369
Total lease liabilities	15,021	5,553
Less: current lease liabilities	8,783	3,770
Total non-current lease liabilities	$6,238	$1,783

As of December 31, 2025, the Company has three subleases. The subleases are non-cancelable, have remaining lease terms of less than two years and do not contain any options to renew or terminate the sublease agreement. Future expected cash receipts from these subleases as of December 31, 2025 were as follows:

(In thousands)	Sublease Receipts
2026	$2,006
2027	1,058
2028 and thereafter	—
Total expected sublease receipts	$3,064
9.Goodwill and Intangible Assets
The Company tests goodwill for impairment annually during the fourth quarter as of October 1, or more frequently when events or changes in circumstances indicate that fair value is below carrying value. The Company completed its annual assessment as of October 1, 2025, and concluded that there was no impairment of goodwill as of the assessment date.
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
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2023 (1)	$310,360
Impairment charge	(63,000)
Translation adjustments	(1,350)
Balance as of December 31, 2024	$246,010
Translation adjustments	2,626
Balance as of December 31, 2025	$248,636
(1) Goodwill balance is net of an accumulated impairment charge of $348.8 million as of December 31, 2023.

The carrying values of the Company's definite-lived intangible assets are as follows:

	As of December 31,
	2025			2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies and technology	$154,433	$(153,224)	$1,209	$154,400	$(151,982)	$2,418
Customer relationships	46,666	(45,346)	1,320	46,529	(43,889)	2,640
Intellectual property	14,377	(14,377)	—	14,364	(14,364)	—
Acquired software	9,765	(9,765)	—	9,765	(9,765)	—
Panel	3,134	(3,134)	—	3,102	(3,102)	—
Trade names	747	(747)	—	739	(739)	—
Other	600	(600)	—	600	(600)	—
Total intangible assets	$229,722	$(227,193)	$2,529	$229,499	$(224,441)	$5,058
Amortization expense related to intangible assets was $2.5 million, $3.1 million, and $5.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Of the Company's definite-lived intangible assets, net, all were generated by or located in the United States as of December 31, 2025 and 2024.
The weighted-average remaining amortization period by major asset class as of December 31, 2025 is as follows:

(In years)
Acquired methodologies and technology	1.0
Customer relationships	1.0
The Company expects to recognize the estimated future amortization expense of $2.5 million during the year ending December 31, 2026.
10.Accrued Expenses

	As of December 31,
(In thousands)	2025	2024
Accrued data costs	$26,348	$20,835
Payroll and payroll-related	9,577	8,566
Professional fees	1,931	2,360
Restructuring accrual	—	342
Other	7,023	2,910
Total accrued expenses	$44,879	$35,013
11.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with MVPDs and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms from less than one year to five years. As of December 31, 2025, the total fixed payment obligations related to set-top box and connected television data agreements are $98.5 million and $22.7 million, respectively.
The information set forth below summarizes the contractual obligations, by year, as of December 31, 2025:

(In thousands)
2026	$48,371
2027	27,973
2028	16,528
2029	14,115
2030	13,079
Thereafter	1,083
Total	$121,149
In addition, the Company expects to make variable payments related to a set-top box data agreement totaling an estimated $86.0 million over the next six years.

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
Privacy Litigation
In February 2026, a purported class action complaint was filed against the Company in the U.S. District Court for the Central District of California (Singer et al. v. Comscore, Inc. et al., No. 2:26-cv-01108 (C.D. Cal.)) alleging violations of various California laws and the federal Electronic Communications Privacy Act, as well as certain common-law claims, in connection with the Company's alleged collection of internet data from California residents. Among other things, the plaintiffs seek certification as a class, injunctive relief, statutory damages, disgorgement of profits, punitive damages, costs and attorneys' fees. Although the Company believes it has meritorious defenses to these claims, the Company cannot reasonably estimate the outcome of this matter or the potential liability, if any, that may be incurred in this matter.
State Sales Tax Audit
In January 2025, the Company received an initial audit assessment from the State of Washington Department of Revenue related to an audit of potential sales tax liabilities in Washington for fiscal years 2020 through 2023. The aggregate assessment calculated by the Department of Revenue, including alleged penalties and interest, was approximately $8.0 million. The Company has petitioned for review of the audit assessment and believes it has a strong position that its activities are not taxable under the applicable terms of Washington law. As of December 31, 2025, the Company cannot reasonably estimate the outcome of the review and the potential liability, if any, that may be incurred in this matter.
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
12.Income Taxes
The components of loss before income tax provision are as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Domestic	$(10,777)	$(61,420)	$(79,078)
Foreign	2,701	2,096	1,250
Total	$(8,076)	$(59,324)	$(77,828)

Income tax provision is as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Current:
Federal	$(51)	$—	$—
State	(30)	35	259
Foreign	1,191	1,730	1,309
Total	$1,110	$1,765	$1,568
Deferred:
Federal	$125	$(60)	$(128)
State	979	(359)	(687)
Foreign	(286)	(422)	780
Total	$818	$(841)	$(35)
Income tax provision	$1,928	$924	$1,533

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
(In thousands)	Amount	Percentage
Statutory federal tax rate	$(1,696)	21.0%
State taxes (1)	906	(11.2)%
Foreign tax effects
Brazil
GAAP to statutory adjustment	167	(2.1)%
Other	66	(0.8)%
Chile
Deductible inflation adjustment	(137)	1.7%
Foreign tax credit	(99)	1.2%
FX revaluation	(284)	3.5%
Other	74	(0.9)%
France
GAAP to statutory adjustment	(106)	1.3%
Other	10	(0.1)%
India
GAAP to statutory adjustment	118	(1.5)%
Miscellaneous non deductible expenses	129	(1.6)%
Other	15	(0.2)%
Netherlands
FX revaluation	614	(7.6)%
Withholding taxes	88	(1.1)%
Other	(75)	0.9%
Norway
Valuation allowance	(85)	1.1%
FX revaluation	94	(1.2)%
Other	20	(0.2)%
Other foreign jurisdictions	(48)	0.6%
Effect of cross-border tax laws
Global intangible low-taxed income	172	(2.1)%
Subpart F income	172	(2.1)%
Other	10	(0.1)%
Tax credits	94	(1.2)%
Other nondeductible/nontaxable items	125	(1.6)%
Change in valuation allowance	859	(10.6)%
Other adjustments
NOL adjustments	104	(1.3)%
Stock compensation	934	(11.6)%
Other	166	(2.0)%
Worldwide changes in unrecognized tax benefits	(479)	5.9%
Total	$1,928	(23.9)%
(1) State taxes in Virginia and California comprised greater than 50% of the tax effect in this category.

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
Statutory federal tax rate	21.0%	21.0%
State taxes	0.5%	0.4%
Other nondeductible/nontaxable items	(0.8)%	(0.5)%
Foreign rate differences	(0.4)%	(0.3)%
Change in valuation allowance	(3.9)%	(4.9)%
Stock compensation	(0.3)%	(0.1)%
Goodwill impairment	(17.6)%	(16.6)%
Other adjustments	—%	(1.0)%
Uncertain tax positions	(0.1)%	—%
Effective tax rate	(1.6)%	(2.0)%
Income Tax Provision
The Company recognized income tax expense of $1.9 million during the year ended December 31, 2025, which is comprised of current tax expense of $1.1 million primarily related to foreign taxes and deferred tax expense of $0.8 million primarily related to U.S. federal and state taxes. Included in total tax expense is income tax benefit of $8.0 million for a decrease in the valuation allowance recorded against the Company's deferred tax assets to offset the tax expense of the Company's operating losses in the U.S. and certain foreign jurisdictions. Income tax expense of $2.4 million has also been included for permanent differences in the book and tax treatment of certain stock-based compensation, local statutory to U.S. GAAP adjustments and other nondeductible expenses. These tax adjustments, along with state and local taxes, are the primary drivers of the annual effective income tax rate.
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

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The components of net deferred income taxes are as follows:

	As of December 31,
(In thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$177,984	$176,369
Lease liability	4,925	7,797
Deferred revenues	13,766	17,184
Deferred compensation	4,316	5,165
Accrued salaries and benefits	1,345	451
Tax credits	2,373	2,480
Tax contingencies	826	816
Allowance for doubtful accounts	96	103
Capital loss carryforwards	—	108
Property and equipment	205	4,735
Intangible assets	3,588	3,608
Capitalized research and development expense	33,614	34,815
Sec. 163(j) interest limitation carryforward	2,053	—
Other	3,069	2,523
Gross deferred tax assets	$248,160	$256,154
Valuation allowance	(239,900)	(247,772)
Net deferred tax assets	$8,260	$8,382
Deferred tax liabilities:
Lease asset	$(2,421)	$(3,964)
Subpart F income recapture	—	(1,411)
Goodwill	(4,682)	(1,274)
Total deferred tax liabilities	$(7,103)	$(6,649)
Net deferred tax asset	$1,157	$1,733
The Company made cash tax payments, net of (refunds) received as follows:

Year Ended
(In thousands)	December 31, 2025
U.S federal	$(51)
U.S. state and local	(46)
Foreign
Brazil	348
Canada	(175)
Chile	82
India	425
Netherlands	153
Sweden	(106)
United Kingdom	104
Other	34
Total	$768
Tax Valuation Allowance
As of December 31, 2025 and 2024, the Company had a valuation allowance of $239.9 million and $247.8 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company's U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The decrease in the valuation allowance during 2025 is primarily due to the decrease in U.S. deferred revenue, lease liability and property and equipment, net of the increase in U.S. net operating loss carryforwards and Sec. 163(j) interest limitation carryforward. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that such reduction of or addition to the Company's valuation allowance may have a material impact on the Company's results from operations.
A summary of the deferred tax asset valuation allowance is as follows:

	As of December 31,
(In thousands)	2025	2024
Beginning Balance	$247,772	$251,253
Additions from continuing operations	137	121
Reductions	(8,009)	(3,602)
Ending Balance	$239,900	$247,772
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
As of December 31, 2025, the Company had U.S. federal and state net operating loss carryforwards for tax purposes of $572.6 million and $1.4 billion, respectively. The Company estimates that $469.8 million of its U.S. federal and $1.3 billion of its state net operating loss carryforwards are utilizable given the annual limitations under Section 382. The Company's net operating loss carryforwards began to expire in 2026 for federal and state income tax purposes. The federal and certain state net operating losses generated after December 31, 2017 have an indefinite carryforward period. As of December 31, 2025, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $5.6 million, which begins to expire in 2028.
As of December 31, 2025, the Company had research and development credit carryforwards of $3.0 million which begin to expire in 2026.
Foreign Undistributed Earnings
As of December 31, 2025, the Company has certain foreign subsidiaries with accumulated undistributed earnings. The TCJA allows for a dividend received deduction resulting in no material U.S. federal income tax upon repatriation of these earnings. The Company intends to indefinitely reinvest these earnings, as well as future earnings from its foreign subsidiaries, to fund its international operations and therefore has not accrued any related foreign withholding taxes or state income taxes.
Uncertain Tax Positions
For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. The Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. The Company's liability for unrecognized tax benefits, which include interest and penalties, was $0.5 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively. The remaining unrecognized tax benefits have reduced deferred tax balances. The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $1.6 million, $1.8 million, and $2.0 million as of December 31, 2025, 2024, and 2023, respectively. The amount of unrecognized tax benefits includes the federal tax benefit of state deductions.
Changes in the Company's unrecognized income tax benefits are as follows:

	As of December 31,
(In thousands)	2025	2024	2023
Beginning balance	$1,856	$2,043	$2,026
Increase related to tax positions of the current year	65	49	39
Increase related to tax positions of prior years	9	—	10
Decrease related to tax positions of prior years	(221)	(29)	(7)
Decrease due to lapse in statutes of limitations	(101)	(207)	(25)
Ending balance	$1,608	$1,856	$2,043
The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2025 and 2024, accrued interest and penalties on unrecognized tax benefits were $0.1 million and $0.2 million, respectively. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is generally no longer subject to U.S. federal examinations by tax authorities for years prior to 2022 or state and local tax examinations by tax authorities for years prior to 2021. The Company is no longer subject to examination by tax authorities in the Netherlands for years prior to 2018. However, tax attribute carryforwards may still be adjusted upon examination by tax authorities.
13.Related Party Transactions
Transactions with WPP
As of the Closing Date of the Recapitalization Transaction, WPP plc and its affiliates ("WPP") were no longer classified as a related party because their ownership of the Company's outstanding Common Stock fell below 5% due to the issuance of Exchange Common Stock on the Closing Date. However, during 2023, 2024, and 2025 until the Closing Date (based on public filings), WPP owned 565,968 shares of the Company's outstanding Common Stock, which represented more than 5% of the outstanding Common Stock during those periods. The amounts disclosed herein relate to transactions with WPP during the periods presented as they were a related party through the Closing Date. The Company provides WPP and its affiliates, in the normal course of business, services amongst its different products and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Revenues	$6,974	$6,953	$8,281
Cost of revenues	10,376	8,781	9,350
The Company has the following balances related to transactions with WPP, as reflected in the Consolidated Balance Sheets:

	As of December 31,
(In thousands)	2025	2024
Assets
Accounts receivable, net	$787	$687
Liabilities
Accounts payable	$1,762	$1,987
Accrued expenses	1,755	199
Contract liabilities	428	384
Transactions with Charter, Liberty and Pine
Through May 15, 2023, Charter, Qurate and Pine each held 33.3% of the outstanding shares of Series B Preferred Stock. On May 16, 2023, Qurate sold its Series B Preferred Stock to Liberty, and Charter, Liberty, and Pine each continued to hold 33.3% of the outstanding shares of Series B Preferred Stock until the Closing Date of the Recapitalization Transaction.
At the Annual Meeting on June 15, 2023, the Company's stockholders approved proposals permitting the payment of annual dividends on the Series B Preferred Stock in the form of cash, shares of Common Stock, additional shares of Series B Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations of the Series B Preferred Stock. On the same date, each holder of Series B Preferred Stock waived its right to receive on June 30, 2023 the annual dividends otherwise payable by the Company on that date. Under the waivers and the Certificate of Designations of the Series B Preferred Stock, the deferred dividends would accrue at a rate of 9.5% per year from June 30, 2023 until declared and paid, with payment to occur on or before December 31, 2023.
On December 26, 2023, each holder of Series B Preferred Stock waived its right to receive the deferred dividends on or before December 31, 2023. Under the waivers and the Certificate of Designations of Series B Preferred Stock, the deferred dividends would continue to accrue at a rate of 9.5% per year until paid, with payment to occur on or before June 30, 2024.
On June 27, 2024, each holder of Series B Preferred Stock further waived its right to receive the deferred dividends on or before June 30, 2024. In addition, each holder waived its right to receive on June 30, 2024 the annual dividends otherwise payable on that date for the dividend period ending June 29, 2024. Under these waivers and the Certificate of Designations of the Series B Preferred Stock, the deferred dividends for both periods (2023 and 2024) would continue to accrue and accumulate at a rate of 9.5% per year until declared and paid, with payment to occur on or before July 31, 2024.
On July 24, 2024, the Company issued 13,257,294 additional shares of Series B Preferred Stock to the existing holders of Series B Preferred Stock in exchange for cancellation of the Company's obligation to pay the deferred dividends totaling $32.8 million to such holders for annual dividend periods ended in 2023 and 2024. For further information refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
As of December 31, 2024, Charter, Liberty and Pine each owned 31,928,301 shares of the Series B Preferred Stock, and total accrued dividends were $9.0 million.

On June 24, 2025, each holder of Series B Preferred Stock waived its right to receive on June 30, 2025 the annual dividends otherwise payable on that date. Under the waivers and the Certificate of Designations, the deferred dividends continued to accrue and accumulate at a rate of 9.5% per year until they were extinguished as part of the Recapitalization Transaction.
On December 29, 2025, as part of the Recapitalization Transaction, Charter, Liberty and Pine each exchanged 31,928,301 shares of Series B Preferred Stock for (i) 4,223,621 shares of Preferred Stock and (ii) 3,286,825 shares of Exchange Common Stock. Additionally, the Company agreed to a fixed cash payment of $2.0 million to each of the Preferred Stockholders on June 30, 2028, regardless of whether the Preferred Stockholders continue to own any securities of the Company on the payment date.
Charter, Liberty and Pine are entitled to convert the Preferred Stock into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations of the Preferred Stock. In connection with the Recapitalization Transaction, the Company and the Preferred Stockholders also entered into an amendment and restatement of the Stockholders Agreement between the parties. Under the Stockholders Agreement, as amended and restated, each Preferred Stockholder has the right to designate one director to serve on the Company's Board, and the Preferred Stockholders together have the right to nominate a fourth director who will act as the Board Chair. In addition, each Preferred Stockholder has consent rights over certain matters. In accordance with the Stockholders Agreement, Charter, Liberty and Pine each have designated one member of the Company's Board and together have nominated an additional member of the Company's Board. For further information, refer to Footnote 1, Organization and Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
As of December 31, 2025, Charter, Liberty and Pine each owned 4,223,621 shares of the Company's outstanding Preferred Stock and 3,286,825 shares of Exchange Common Stock. Additionally, as of December 31, 2025 (based on public filings), Charter and Pine also owned an additional 8,358 shares and 109,654 shares, respectively, of the Company's outstanding Common Stock. As of December 31, 2025, the total fixed cash payment to the Preferred Stockholders is measured at its present value of $4.5 million and is presented in the Consolidated Balance Sheet as a non-current liability.
Concurrent with the closing of the Transactions on March 10, 2021, the Company entered into a ten-year Data License Agreement ("DLA") with Charter Communications Operating, LLC ("Charter Operating"), an affiliate of Charter. Under the original DLA, Charter Operating would bill the Company for license fees according to a payment schedule that gradually increased from $10.0 million in the first year of the term to $32.3 million in the tenth year of the term. The Company would recognize expense for the license fees ratably over the term. On November 6, 2022, the Company and Charter Operating entered into an amendment to the DLA, pursuant to which the Company received license fee credits totaling $7.0 million. On December 31, 2024, the Company and Charter Operating entered into another amendment (the "2024 Amendment") under which the Company pays fees based on household counts provided by Charter Operating during the period. The 2024 Amendment was conditioned upon the Company's payment of arrears due to Charter under the DLA, which were paid in full on December 31, 2024.
The Company's results from transactions with Charter and its affiliates, as reflected in the Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Revenues	$2,004	$2,045	$2,001
Cost of revenues	13,454	21,669	19,914
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Consolidated Balance Sheets:

	As of December 31,
(In thousands)	2025	2024
Accrued expenses	$7,909	$8,389
Non-current portion of accrued data costs	18,357	22,031
Non-current payable to preferred stockholders	1,486	—
Except as described above with respect to the Recapitalization Transaction, the Company had no transactions with Pine and Liberty for the year ended December 31, 2025. Other than the 2024 Series B Preferred Stock issuance, the Company had no transactions with Pine and Liberty for the year ended December 31, 2024. In 2023, the Company entered into a finance lease with a third-party vendor that is not a related party. In conjunction with this transaction, the third-party vendor purchased equipment for $2.5 million from a Pine affiliate (related party). The Company had no additional transactions with Pine and no transactions with Liberty for the year ended December 31, 2023.
Transactions with Directors and Officers
The Company recognized revenues of $0.9 million, $1.2 million and $1.1 million during the years ended December 31, 2025, 2024 and 2023, respectively, from transactions with affiliates or former affiliates of its directors and officers in the normal course of business as reflected in the Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2024 and 2023, $0.9 million of these revenues were separately disclosed as transactions with Qurate and its affiliates.

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
The Company's CODM uses consolidated net income to make decisions, allocate resources and assess performance. The following table presents financial information that is presented to the CODM with respect to the Company's single operating segment for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Revenues
Content & Ad Measurement	$304,270	$301,124	$309,904
Syndicated Audience	253,932	260,654	276,101
Cross Platform	50,338	40,470	33,803
Research & Insight Solutions	53,199	54,923	61,439
Total revenues	$357,469	$356,047	$371,343

Cost of goods sold (1)	135,507	136,831	137,722

Operating expenses
Compensation	$130,657	$125,946	$133,934
Professional fees (2)	19,974	20,649	21,830
Facilities & office expense	8,731	10,263	11,034
Software licenses, maintenance and systems	13,270	12,498	12,576
Travel & entertainment	2,141	2,075	1,940
Other operating expenses (3)	5,154	6,797	5,186
Total operating expenses	$179,927	$178,228	$186,500

Depreciation & amortization	$29,987	$28,795	$26,920
Stock-based compensation	2,657	3,191	4,535
Restructuring & transformation	2,860	2,574	7,517
Strategic transaction costs (2)	596	43	266
Foreign currency transactions (3)	5,892	(1,417)	2,824
Impairment	—	64,397	79,702
Interest expense, net	6,693	1,883	1,445
Taxes	1,928	924	1,533
Other	1,426	846	1,740
Net loss	$(10,004)	$(60,248)	$(79,361)
(1) Excludes certain items that are recorded within the cost of revenues, selling and marketing, research and development, and general and administrative expense lines on the Company's Consolidated Statements of Operations and Comprehensive Loss that are presented elsewhere in this table in accordance with the presentation to the CODM, who uses the adjusted presentation to allocate resources and assess performance.
(2) Beginning in 2025 (and for comparable prior periods), strategic transaction costs that had previously been included in professional fees are being presented separately in this table in accordance with the presentation to the CODM. Strategic transaction costs represent third-party professional fees and other charges incurred in connection with strategic transactions, including mergers, acquisitions, financings and dispositions, regardless of whether consummated, which the Company otherwise would not have incurred as part of its normal business operations.
(3) Beginning in 2025 (and for comparable prior periods), foreign currency transactions that had previously been included in other operating expenses are being presented separately in this table in accordance with the presentation to the CODM.
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

There were no restructuring costs recognized for the year ended December 31, 2025. The following table summarizes costs incurred related to the Restructuring Plan for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
(In thousands)	2024	2023
Severance and related costs	$788	$5,464
Other	239	770
Total restructuring	$1,027	$6,234
The table below summarizes the changes in the accrued amounts for the years ended December 31, 2025 and 2024 and the balance of the restructuring liability as of December 31, 2024, which is recorded in accrued expenses in the Consolidated Balance Sheet:

(In thousands)	Severance and Related Costs	Other	Total Restructuring Expense
Accrued balance as of December 31, 2023	$1,524	$106	$1,630
Restructuring expense	788	239	1,027
Payments	(2,316)	(151)	(2,467)
Other	323	(171)	152
Accrued balance as of December 31, 2024	$319	$23	$342
Payments	(321)	(23)	(344)
Other	2	—	2
Accrued balance as of December 31, 2025	$—	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are a "non-accelerated filer," and may take advantage of certain exemptions from reporting requirements that are applicable to public companies that are accelerated filers, including, but not limited to, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Deloitte & Touche LLP has audited, and issued an unqualified opinion with respect to, our Consolidated Financial Statements for 2025, which opinion is included in Item 8, "Financial Statements and Supplementary Data," of this 10-K.
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

ITEM 9B.	OTHER INFORMATION
(b) During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding our directors and executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business - Executive Officers and Directors." Other information required by Item 10 of Part III, including information regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors and information regarding our insider trading policies and procedures, is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. Information required by Item 10 of Part III regarding our Audit Committee is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. Information relating to our compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders.
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
Information required by Item 11 of Part III regarding executive compensation and our Compensation Committee is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III regarding our equity compensation plans and the security ownership of our directors, executive officers and certain stockholders is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III regarding related-party transactions, certain governance policies and procedures, and director independence is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of Part III regarding our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial statements and the report of our independent registered public accounting firm. See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.
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

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation of comScore, Inc., dated March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.6
Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.8
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.9
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

3.10
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 18, 2024) (File No. 001-33520)

3.11
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

3.12
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

3.13
Certificate of Elimination of Designation of Series B Convertible Preferred Stock of comScore, Inc., dated December 29, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed December 31, 2025) (File No. 001-33520)

3.14
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc., dated December 29, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed December 31, 2025) (File No. 001-33520)

3.15
Certificate of Designations of Series C Convertible Preferred Stock, par value $0.001, of comScore, Inc., dated December 29, 2025 (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed December 31, 2025) (File No. 001-33520)

3.16
Amended and Restated Bylaws of comScore, Inc (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520)

4.1
Second Amended and Restated Stockholders Agreement, dated as of December 29, 2025, by and among comScore, Inc., Charter Communications Holding Company, LLC, Liberty Broadband Corporation and Pine Investor, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed December 31, 2025) (File No. 001-33520)

4.2
Registration Rights Agreement, dated as of March 10, 2021, by and among comScore, Inc., Charter Communications Holding Company, LLC, Qurate Retail, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

4.3
First Amendment to Registration Rights Agreement, dated as of December 29, 2025, by and among comScore, Inc., Charter Communications Holding Company, LLC, Liberty Broadband Corporation and Pine Investor, LLC (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed December 31, 2025) (File No. 001-33520)

4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

4.5+	Description of Securities

4.6
Series B Preferred Stockholder Waiver, dated June 24, 2025, from Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

4.7
Series B Preferred Stockholder Waiver, dated June 24, 2025, from Liberty Broadband Corporation (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

4.8
Series B Preferred Stockholder Waiver, dated June 24, 2025, from Pine Investor, LLC (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

10.1^
Data License Agreement, dated as of March 10, 2021, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

10.2^
First Amendment to Data License Agreement, dated as of March 30, 2022, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed May 10, 2022) (File No. 001-33520)

10.3^
Second Amendment to Data License Agreement, dated as of November 6, 2022, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 7, 2022) (File No. 001-33520)

10.4^
Third Amendment to Data License Agreement, dated as of November 8, 2024, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2024, filed March 6, 2025) (File No. 001-33520)

10.5^
Fourth Amendment to Data License Agreement, dated as of December 31, 2024, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 7, 2025) (File No. 001-33520)

10.6
Patent Purchase, License and Settlement Agreement, dated as of December 20, 2011, by and among comScore, Inc., The Nielsen Company (US) LLC and NetRatings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.7
Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 5, 2008) (File No. 001-33520)

10.8
Amendment No. 6 to Deed of Lease, dated as of May 30, 2018, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.9
Amendment No. 7 to Deed of Lease, dated as of May 24, 2021, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 9, 2021) (File No. 001-33520)

10.10*
comScore, Inc. 2018 Equity and Incentive Compensation Plan (as Amended and Restated Effective as of July 9, 2020) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 15, 2020) (File No. 001-33520)

10.11*
First Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 9, 2022) (File No. 001-33520)

10.12*
Second Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed August 9, 2023) (File No. 001-33520)

10.13*
Third Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

10.14*
Fourth Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed August 9, 2024) (File No. 001-33520)

10.15*
Fifth Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2025, filed August 6, 2025) (File No. 001-33520)

10.16*	Form of Restricted Stock Units Award Notice for Directors (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.17*
Form of Restricted Stock Units Award Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.18*
Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.19*
Form of Restricted Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.20
Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed May 6, 2021) (File No. 001-33520)

10.21*
Severance Agreement, effective as of November 29, 2021, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed October 25, 2021) (File No. 001-33520)

10.22*
First Amendment to the comScore, Inc. Severance Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.23*
Change of Control Agreement, effective as of November 29, 2021, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed October 25, 2021) (File No. 001-33520)

10.24*
First Amendment to the comScore, Inc. Change of Control Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.25*
Restricted Stock Units Award Agreement, dated November 29, 2021, between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 99.5 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.26*	Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.27*
Amendment No. 1 to Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.28*
Amendment No. 2 to Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.29*
Amendment No. 3 to Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 99.4 to the Registrant's Registration Statement on Form S-8, filed December 23, 2021) (File No. 333-261890)

10.30*
Transition and Separation Agreement, dated as of February 28, 2022, between comScore, Inc. and William Livek (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed February 28, 2022) (File No. 001-33520)

10.31*
Letter Agreement, dated July 5, 2022, by and between comScore, Inc. and Jonathan Carpenter (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.32*
Letter Agreement, dated July 5, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.33*
Change of Control Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.34*
Severance Agreement, effective as of July 6, 2022, by and between comScore, Inc. and Mary Margaret Curry (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed July 8, 2022) (File No. 001-33520)

10.35*
Form of Performance Restricted Stock Units Award Agreement for CEO (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 9, 2022) (File No. 001-33520)

10.36*
Form of Performance Restricted Stock Units Award Agreement for CFO (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 9, 2022) (File No. 001-33520)

10.37*
Letter Agreement, dated August 22, 2022, by and between comScore, Inc. and Greg Dale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.38*
Change of Control Agreement, effective as of August 23, 2022, by and between comScore, Inc. and Greg Dale (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.39*
Severance Agreement, effective as of August 23, 2022, by and between comScore, Inc. and Greg Dale (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed August 26, 2022) (File No. 001-33520)

10.40*
Form of Performance Restricted Stock Units Award Agreement for COO (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed November 9, 2022) (File No. 001-33520)

10.41*
Form of Restricted Stock Units Award Agreement, dated June 6, 2023, under Shareablee, Inc. 2013 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2023, filed March 12, 2024) (File No. 001-33520)

10.42*
Form of Amendment to Performance Restricted Stock Units Award Agreement, dated December 20, 2023 (incorporated by reference to Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2023, filed March 12, 2024) (File No. 001-33520)

10.43*
Separation and General Release Agreement, dated as of January 27, 2025, by and between comScore, Inc. and David Algranati (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2024, filed March 6, 2025) (File No. 001-33520)

10.44*	comScore, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 24, 2024) (File No. 001-33520)

10.45*
Form of comScore, Inc. Cash Incentive Plan Participation Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed August 9, 2024) (File No. 001-33520)

10.46*
Change of Control Agreement, effective as of March 27, 2024, by and between comScore, Inc. and Steve Bagdasarian (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed May 10, 2024) (File No. 001-33520)

10.47*
Severance Agreement, effective as of March 27, 2024, by and between comScore, Inc. and Steve Bagdasarian (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed May 10, 2024) (File No. 001-33520)

10.48
Financing Agreement, dated as of December 31, 2024, by and among comScore, Inc. (as administrative borrower), certain subsidiaries of the administrative borrower (as guarantors), Blue Torch Finance LLC (as administrative agent and collateral agent) and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed January 7, 2025) (File No. 001-33520)

10.49
Amendment No. 1 to Financing Agreement, dated as of September 26, 2025, by and between comScore Inc., each subsidiary of comScore, Inc. from time to time party thereto as a guarantor, each lender from time to time party thereto, and Blue Torch Finance LLC (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed on September 29, 2025) (File No 001-33520)

10.50
Pledge and Security Agreement, dated as of December 31, 2024, by and among comScore, Inc. and certain subsidiaries of comScore, Inc. (as guarantors) and Blue Torch Finance LLC (as collateral agent) (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed January 7, 2025) (File No. 001-33520)

10.51
Stock Exchange Agreement, dated as of September 26, 2025, by and between comScore, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 29, 2025) (File No. 001-33520)

10.52
Stock Exchange Agreement, dated as of September 26, 2025, by and between comScore, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on September 29, 2025) (File No. 001-33520)

10.53
Stock Exchange Agreement, dated as of September 26, 2025, by and between comScore, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on September 29, 2025) (File No. 001-33520)

10.54
Stockholder Support Agreement, dated as of September 26, 2025, by and between comScore, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed September 29, 2025) (File No. 001-33520)

10.55
Stockholder Support Agreement, dated as of September 26, 2025, by and between comScore, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed September 29, 2025) (File No. 001-33520)

10.56
Stockholder Support Agreement, dated as of September 26, 2025, by and between comScore, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed September 29, 2025) (File No. 001-33520)

19.1
comScore, Inc. Insider Trading Policy, as amended and restated effective September 26, 2024 (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K, filed March 6, 2025) (File No. 001-33520)

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
March 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Carpenter	Chief Executive Officer and Director	March 25, 2026
Jonathan Carpenter	(Principal Executive Officer)

/s/ Mary Margaret Curry	Chief Financial Officer and Treasurer	March 25, 2026
Mary Margaret Curry	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Davenport	Director	March 25, 2026
Robert Davenport

/s/ David Kline	Director	March 25, 2026
David Kline

/s/ William P. Livek	Director	March 25, 2026
William P. Livek

/s/ Matthew McLaughlin	Director	March 25, 2026
Matthew McLaughlin

/s/ Jeffrey Murphy	Director	March 25, 2026
Jeffrey Murphy

/s/ Brian Wendling	Director	March 25, 2026
Brian Wendling