Form 10-Q
period 2026-03-31
COMSCORE, INC.
filed 2026-05-15
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 8, 2026, there were 15,093,696 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

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
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-Q regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-Q and elsewhere within this report; those identified within Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025; and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2026	December 31, 2025
(In thousands, except share and per share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,044	$23,621
Restricted cash	3,038	3,179
Accounts receivable, net of allowances of $597 and $496, respectively ($— and $1,019 of accounts receivable attributable to related parties, respectively)	55,533	57,260
Prepaid expenses and other current assets	11,742	12,210
Total current assets	92,357	96,270
Property and equipment, net	43,048	43,714
Operating right-of-use assets	7,332	8,565
Deferred tax assets	3,033	3,154
Intangible assets, net	1,897	2,529
Goodwill	248,131	248,636
Other non-current assets	4,372	4,841
Total assets	$400,170	$407,709
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($3,712 and $1,762 attributable to related parties, respectively)	$22,004	$16,956
Accrued expenses ($7,895 and $9,664 attributable to related parties, respectively)	45,096	44,879
Contract liabilities ($— and $754 attributable to related parties, respectively)	42,970	36,575
Customer advances	7,465	7,605
Current operating lease liabilities	8,838	8,783
Other current liabilities	7,264	8,093
Total current liabilities	133,637	122,891
Secured term loan	34,268	39,297
Non-current operating lease liabilities	4,085	6,238
Non-current portion of accrued data costs ($16,931 and $18,357 attributable to related parties, respectively)	21,817	24,917
Deferred tax liabilities	2,354	1,997
Non-current payable to preferred stockholders (related parties)	4,611	4,457
Other non-current liabilities	4,750	6,751
Total liabilities	205,522	206,548
Commitments and contingencies
Series C convertible redeemable preferred stock, $0.001 par value; 12,670,863 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025; aggregate liquidation preference of $183,728 as of March 31, 2026 and December 31, 2025 (related parties)	89,654	89,722
Stockholders' equity:
Preferred stock, $0.001 par value; 1,329,137 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued or outstanding as of March 31, 2026 or December 31, 2025	—	—
Common stock, $0.001 par value; 46,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 15,361,753 shares issued and 15,023,514 shares outstanding as of March 31, 2026, and 15,214,378 shares issued and 14,876,139 shares outstanding as of December 31, 2025	15	15
Additional paid-in capital	1,783,009	1,781,265
Accumulated other comprehensive loss	(11,803)	(9,862)
Accumulated deficit	(1,436,243)	(1,429,995)
Treasury stock, at cost, 338,239 shares as of March 31, 2026 and December 31, 2025	(229,984)	(229,984)
Total stockholders' equity	104,994	111,439
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$400,170	$407,709
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Revenues (1)	$85,322	$85,709

Cost of revenues (1) (2) (3)	52,988	51,747
Selling and marketing (2) (3)	15,656	14,803
Research and development (2) (3)	7,786	8,118
General and administrative (2) (3)	12,780	12,475
Amortization of intangible assets	632	632
Total expenses from operations	89,842	87,775
Loss from operations	(4,520)	(2,066)
Gain (loss) from foreign currency transactions	1,240	(1,743)
Interest expense, net	(1,750)	(1,758)
Loss on partial extinguishment of debt	(362)	—
Loss before income taxes	(5,392)	(5,567)
Income tax (provision) benefit	(856)	1,574
Net loss	$(6,248)	$(3,993)
Net loss available to common stockholders:
Net loss	$(6,248)	$(3,993)
Convertible redeemable preferred stock dividends (1)	—	(4,439)
Total net loss available to common stockholders	$(6,248)	$(8,432)
Net loss per common share:
Basic and diluted	$(0.41)	$(1.66)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	15,140,260	5,088,576
Comprehensive loss:
Net loss	$(6,248)	$(3,993)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(1,941)	2,639
Total comprehensive loss	$(8,189)	$(1,354)

(1) Transactions with related parties are included in the line items above as follows. Refer to Footnote 8, Related Party Transactions.

	Three Months Ended March 31,
	2026	2025
Revenues	$501	$2,604
Cost of revenues	2,778	5,766
Convertible redeemable preferred stock dividends	—	(4,439)

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$214	$162
Selling and marketing	171	124
Research and development	127	97
General and administrative	313	355
Total stock-based compensation expense	$825	$738
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(In thousands, except share data)	Series C Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	12,670,863	$89,722	14,876,139	$15	$1,781,265	$(9,862)	$(1,429,995)	$(229,984)	$111,439
Net loss	—	—	—	—	—	—	(6,248)	—	(6,248)
Adjustment to issuance costs for recapitalization transaction (1)	—	(68)	—	—	(50)	—	—	—	(50)
Restricted stock units distributed	—	—	147,375	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	208	—	—	—	208
Settlement of restricted stock unit liability	—	—	—	—	1,586	—	—	—	1,586
Foreign currency translation adjustment	—	—	—	—	—	(1,941)	—	—	(1,941)
Balance as of March 31, 2026	12,670,863	$89,654	15,023,514	$15	$1,783,009	$(11,803)	$(1,436,243)	$(229,984)	$104,994

(In thousands, except share data)	Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	95,784,903	$207,470	4,890,575	$5	$1,714,052	$(18,068)	$(1,474,268)	$(229,984)	$(8,263)
Net loss	—	—	—	—	—	—	(3,993)	—	(3,993)
Series B convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,439)	—	(4,439)
Restricted stock units distributed	—	—	22,511	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	284	—	—	—	284
Settlement of restricted stock unit liability	—	—	—	—	314	—	—	—	314
Foreign currency translation adjustment	—	—	—	—	—	2,639	—	—	2,639
Balance as of March 31, 2025	95,784,903	$207,470	4,913,086	$5	$1,714,650	$(15,429)	$(1,482,700)	$(229,984)	$(13,458)
(1) Transactions for these line items were exclusively with related parties. Refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit) and Footnote 8, Related Party Transactions.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating activities:
Net loss	$(6,248)	$(3,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,948	5,805
Non-cash operating lease expense	1,177	1,229
Amortization expense of finance leases	919	909
Stock-based compensation expense	825	738
Amortization of intangible assets	632	632
Deferred tax provision (benefit)	397	(1,084)
Non-cash loss on partial extinguishment of debt	312	—
Unrealized foreign currency gain	(1,378)	—
Other	963	626
Changes in operating assets and liabilities:
Accounts receivable	1,454	14,056
Prepaid expenses and other assets	1,205	(3,653)
Accounts payable, accrued expenses and other liabilities	2,050	(3,056)
Contract liabilities and customer advances	6,341	(699)
Operating lease liabilities	(2,097)	(2,448)
Net cash provided by operating activities	12,500	9,062

Investing activities:
Capitalized internal-use software costs	(5,855)	(5,272)
Purchases of property and equipment	(76)	(379)
Net cash used in investing activities	(5,931)	(5,651)

Financing activities:
Principal payments of term loan	(5,563)	(113)
Principal payments on finance leases	(976)	(871)
Payment of preferred stock and common stock issuance costs	(907)	—
Principal payments on insurance financing	(641)	(620)
Contingent consideration payment at initial value	—	(859)
Payment of financing and debt issuance costs	—	(559)
Other	(50)	—
Net cash used in financing activities	(8,137)	(3,022)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(150)	644
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,718)	1,033
Cash, cash equivalents and restricted cash at beginning of period	26,800	33,468
Cash, cash equivalents and restricted cash at end of period	$25,082	$34,501

	As of March 31,
	2026	2025
Cash and cash equivalents	$22,044	$30,969
Restricted cash	3,038	3,532
Total cash, cash equivalents and restricted cash	$25,082	$34,501

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow disclosure:
Interest paid	$1,360	$1,332

Supplemental disclosures of non-cash investing and financing activities:
Settlement of restricted stock unit liability	$1,586	$314
Change in accounts payable and accrued expenses related to capital expenditures	988	—
Series B convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	—	4,439

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
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K"). The Condensed Consolidated Results of Operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2026 or thereafter. All references to March 31, 2026 and 2025 in the Notes to Condensed Consolidated Financial Statements are unaudited.
Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of management's standalone selling price, principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill, intangible and other long-lived assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from financing-related liabilities, the initial fair value determination of the Preferred Stock and Series B Preferred Stock (as defined below), and the valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.
Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Preferred Stock (Series B and Series C)
In January 2021, the Company entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc., together with its affiliate Qurate SCOR, LLC, ("Qurate") and Pine Investor, LLC ("Pine") for the issuance and sale of shares of Series B Convertible Preferred Stock, par value $0.001 (the "Series B Preferred Stock") as described in Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit). The issuance of the Series B Preferred Stock pursuant to the Securities Purchase Agreements (the "2021 Preferred Stock Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021.
On May 16, 2023, Qurate sold 27,509,203 shares of Series B Preferred Stock to Liberty Broadband Corporation ("Liberty") in a privately negotiated transaction. Charter, Liberty and Pine are referred to herein as the "Preferred Stockholders."
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
On September 26, 2025, the Company entered into separate Stock Exchange Agreements (the "Exchange Agreements") with the Preferred Stockholders, pursuant to which, at the closing of the transactions contemplated thereby (the "Closing"), each Preferred Stockholder would exchange 31,928,301 shares of Series B Preferred Stock for (i) 4,223,621 shares of a new Series C Preferred Stock, par value $0.001 per share (referred to as "Preferred Stock" below), which would be convertible into shares of common stock, par value $0.001 per share, of the Company ("Common Stock") and (ii) 3,286,825 shares of Common Stock (the "Exchange Common Stock" and such transactions, collectively, the "Exchange" or the "Recapitalization Transaction"). The Company's stockholders approved the Recapitalization Transaction and related matters on December 19, 2025, and the Recapitalization Transaction subsequently closed on December 29, 2025 (the "Closing Date"). The Recapitalization Transaction resulted in the exchange and retirement of all shares of Series B Preferred Stock in return for the issuance of Preferred Stock, Exchange Common Stock, and a future fixed cash payment. Additionally, the Recapitalization Transaction eliminated the Preferred Stockholders' annual and special dividend rights and reduced their director designation rights, among other things.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of March 31, 2026 because a deemed liquidation event is not considered probable.
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
Loss on Partial Extinguishment of Debt
The Company accounts for its long-term debt in accordance with ASC 470, Debt. When the Company repays or otherwise extinguishes a portion of its outstanding debt prior to the stated maturity, and the transaction does not result in a modification or extinguishment of the remaining debt, the transaction is accounted for as a partial extinguishment. Upon a partial extinguishment, the Company derecognizes the carrying amount of the extinguished portion of the debt, including the pro rata portion of the unamortized debt discount and debt issuance costs. The allocated amounts are written off at the time of repayment and recorded as a loss on extinguishment and are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss in the period in which the repayment occurred.
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
Basic loss per share is computed by dividing net loss available to only the common stockholders by the weighted-average number of common shares outstanding for the period. This includes the effect of vested and deferred stock units granted to members of the Company's Board of Directors ("Board") and certain employees. These awards are expected to be settled in shares of Common Stock and generally distributed upon the earlier of the individual's separation from service or a change of control. Diluted loss per share includes the effect of potential common shares, such as the Company's Series C Preferred Stock, stock options, restricted stock units and Series B Preferred Stock, to the extent the effect is dilutive. In periods with a net loss available to common stockholders, the anti-dilutive effect of these potential common shares is excluded and diluted net loss per share is equal to basic net loss per share.

The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Series C convertible preferred stock (1)	12,670,863	—
Stock options and restricted stock units	273,742	284,354
Series B convertible preferred stock (2)	—	4,970,513
Total	12,944,605	5,254,867
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
On July 4, 2025, the One Big Beautiful Bill (the "OBBB") Act was signed into law in the United States. The OBBB Act includes significant provisions, such as the permanent extension and modification of certain provisions of the U.S. Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions that began in 2025 and others beginning at various dates through 2027. The OBBB Act permanently restores immediate expensing of domestic research and experiment ("R&E") expenditures in tax years beginning after December 31, 2024, while foreign R&E expenditures remain subject to 15-year amortization under Internal Revenue Code Section 174. The Company does not expect the OBBB Act to materially impact the Company's income tax position in 2026.
Accounting Guidance Issued But Not Adopted at March 31, 2026
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

(In thousands)	Three Months Ended March 31,
By solution group:	2026	2025
Content & Ad Measurement
Syndicated Audience	$60,511	$63,504
Cross-Platform	12,602	9,662
Total Content & Ad Measurement	73,113	73,166
Research & Insight Solutions	12,209	12,543
Total	$85,322	$85,709
The following table presents the Company's revenue disaggregated by geographical market and timing of transfer of products and services. The Company generally attributes revenue to geographical markets based on the location of the customer.

(In thousands)	Three Months Ended March 31,
By geographical market:	2026	2025
United States	$75,142	$76,408
Europe	6,137	5,308
Latin America	1,857	1,731
Canada	1,203	1,273
Other	983	989
Total	$85,322	$85,709

By timing of revenue recognition:
Products and services transferred over time	$72,164	$72,859
Products and services transferred at a point in time	13,158	12,850
Total	$85,322	$85,709
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of
(In thousands)	March 31, 2026	December 31, 2025
Accounts receivable, net	$55,533	$57,260
Current and non-current contract assets	1,849	3,259
Current contract liabilities	42,970	36,575
Current customer advances	7,465	7,605
Non-current contract liabilities	19	314
Significant changes in the current contract liabilities balance are as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenue recognized that was included in the opening contract liabilities balance	$(25,922)	$(29,556)
Cash received or amounts billed in advance and not recognized as revenue	29,355	24,891
Remaining Performance Obligations
As of March 31, 2026, approximately $160 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 50% of these remaining performance obligations during the remainder of 2026, approximately 34% in 2027, and approximately 9% in 2028, with the remainder recognized thereafter.

4.Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)
2021 Issuance of Series B Preferred Stock
On March 10, 2021, the Company issued and sold 82,527,609 shares of Series B Preferred Stock in exchange for aggregate gross proceeds of $204.0 million. Net proceeds from the 2021 Preferred Stock Transactions totaled $187.9 million after deducting issuance costs.
The holders of Series B Preferred Stock were entitled to participate in all dividends declared on the Common Stock on an as-converted basis and were also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears (on June 30 of each year) and subject to increase under certain specified circumstances. The annual dividend accrued on a daily basis from and including the issuance date of such shares, whether or not declared. In the event the annual dividends were not paid on the annual payment date, the dividends otherwise payable on such date continued to accrue and cumulate at a rate of 9.5% per annum, until such failure was cured.
In addition, the holders of Series B Preferred Stock were entitled to request a one-time dividend ("Special Dividend") equal to the highest dividend that the Company's Board determined could be paid at the applicable time (or a lesser amount agreed upon by the holders).
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
For purposes of the Condensed Consolidated Financial Statements, the 2024 issuance of Series B Preferred Stock was deemed to be a payment of the deferred dividends in the form of Series B Preferred Stock, and the cancellation of the deferred dividend balance constituted an extinguishment of the liability. For extinguishments of a liability, the difference between the requisition price and the net carrying amount of the liability being extinguished should be recognized as a gain or loss when the liability is extinguished. Therefore, the Company estimated the fair value using a binomial lattice model, a form of the income approach, utilizing Level 3 unobservable inputs. The Company used significant inputs and assumptions which included the price and expected volatility of the Common Stock, risk-adjusted discount rate, risk-free rate, expected term, deferred dividends and the timing and probability of a special dividend being called and paid as of the 2024 Issuance Date. The Company recorded the fair value of the additional shares of Series B Preferred Stock, net of issuance costs of $19.6 million within mezzanine equity. The remaining $13.0 million of the cancelled dividend balance was recognized in additional paid-in capital on the Condensed Consolidated Balance Sheet, because gains in transactions with related parties are recognized as equity contributions.
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
2025 Issuance of Series C Preferred Stock (Recapitalization Transaction)
On December 29, 2025, Charter, Liberty, and Pine each exchanged 31,928,301 shares of Series B Preferred Stock for (i) 4,223,621 shares of Series C Preferred Stock (referred to as "Preferred Stock" below) and (ii) 3,286,825 shares of Common Stock. The Series B Preferred Stock liquidation preference at the time of the Closing was $264.5 million. Of the total Series B Preferred Stock liquidation preference, $183.7 million was exchanged for Preferred Stock at a price of $14.50 per share, for an aggregate issuance of 12,670,863 shares of Preferred Stock. The remaining Series B Preferred Stock liquidation preference of $80.8 million was exchanged for an aggregate of 9,860,475 shares of Common Stock, yielding an implied exchange price of $8.19 per share. In the Exchange Agreements, the Company also agreed to make a fixed cash payment of $2.0 million to each Preferred Stockholder on June 30, 2028, whether or not the Preferred Stockholders continue to own any securities of the Company on the payment date.
In connection with the Recapitalization Transaction, the Company filed a Certificate of Elimination of Designation of Series B Preferred Stock ("Certificate of Elimination"), returning the shares of Series B Preferred Stock to the status of undesignated preferred stock and eliminating from the Amended and Restated Certificate of Incorporation of the Company all matters set forth in the Certificate of Designations of Series B Preferred Stock. Additionally, following the filing of the Certificate of Elimination, the Company filed a Certificate of Amendment of its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment"). The Certificate of Amendment permitted the issuance of Common Stock and Preferred Stock to the Preferred Stockholders in connection with the Exchange and authorized a sufficient number of shares of preferred stock and Common Stock into which shares of Preferred Stock may be converted. The Certificate of Amendment (a) decreased the total number of shares of stock authorized for issuance from 121,750,000 to 60,000,000, (b) decreased the number of shares of preferred stock authorized for issuance from 105,000,000 to 14,000,000 and (c) increased the number of shares of Common Stock authorized for issuance from 16,750,000 to 46,000,000. Finally, the Company filed a new Certificate of Designations establishing the powers, designations, preferences, rights and limitations of shares of Preferred Stock.
For purposes of the Condensed Consolidated Financial Statements, the Recapitalization Transaction was deemed to be an extinguishment of the Series B Preferred Stock and the associated accrued and deferred dividends on the Closing Date. For extinguishments of equity-classified preferred stock, the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock immediately before the exchange, net of issuance costs, should be treated as a return from the holders of the preferred stock in a manner similar to dividends paid on preferred stock. For example, any excess of carrying value over fair value is treated as a contribution from the holders of the preferred stock and recognized within retained earnings as a gain. Therefore, the Company estimated the fair value of the Preferred Stock using a binomial lattice model, a form of the income approach, utilizing Level 3 unobservable inputs. The Company used significant inputs and assumptions which included the price and expected volatility of the Common Stock (into which the Preferred Stock can be converted), risk-adjusted discount rate, risk-free rate, and expected term as of the Closing Date. The Company recorded the fair value of the Preferred Stock, net of issuance costs of $1.4 million, within mezzanine equity on the Condensed Consolidated Balance Sheet. The fair value of the Exchange Common Stock was determined based on the closing market price of the Company's Common Stock on the Closing Date. The Company recorded the fair value of the Exchange Common Stock, net of issuance costs of $1.0 million within permanent equity, with the amount above par value recognized within additional paid-in capital on the Condensed Consolidated Balance Sheet. The Company recorded the present value of the total future fixed payment of $6.0 million to be paid on June 30, 2028 within non-current liabilities on the Condensed Consolidated Balance Sheet.
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
The Preferred Stock is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock, provided that each holder will receive cash in lieu of fractional shares (if any), and provided further that no holder will be entitled to convert Preferred Stock in an amount that would cause such holder to beneficially own immediately following such conversion more than 49.99% of the then-outstanding shares of Common Stock. The conversion rate is calculated as the product of (i) the conversion factor and (ii) one. The conversion right is subject to certain anti-dilution adjustments. As of March 31, 2026, each share of Preferred Stock was convertible into one share of Common Stock.
As of March 31, 2026, no shares of Preferred Stock have been converted into Common Stock.

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
Borrowings under the Credit Agreement are made at the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement) and bear interest at a rate per annum equal to (i) the Adjusted Term SOFR rate, subject to a 3.0% floor, plus an applicable margin of 7.0% or (ii) the Reference Rate, subject to a 4.0% floor, plus an applicable margin of 6.0%. The Credit Agreement also provides for an unused commitment fee equal to 1.0% per annum of the unused Revolving Facility commitments. To the extent that an event of default exists and is continuing, at the election of the Agent, all amounts outstanding under the Credit Agreement will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. The Company elected the Adjusted Term SOFR rate for the Term Loan as of December 31, 2024 and has not subsequently changed its election. As of March 31, 2026, the stated interest rate on the Term Loan was 10.96%.
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
On March 30, 2026, the Company, the guarantor subsidiaries, the Agent and the lenders party to the Credit Agreement executed a limited consent to the Credit Agreement (the "Limited Consent"), which waived testing of the Senior Leverage Ratio for the test period ending March 31, 2026, subject to certain conditions set forth in the Limited Consent, including that the Senior Leverage Ratio for such test period did not exceed 3.25:1.00. The Limited Consent applied only to the test period ending March 31, 2026 and did not amend or waive any other terms or provisions of the Credit Agreement.
As of March 31, 2026, the Company was in compliance with the covenants under the Credit Agreement and the Limited Consent.
On September 26, 2025, in connection with the execution of the Exchange Agreements, the Company entered into an amendment to the Credit Agreement to permit the Exchange and the issuance of Preferred Stock in connection with the Exchange (the "Amendment"). The Amendment became effective on December 29, 2025.
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
The Credit Agreement was evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument. Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the financial statements. No embedded features were identified requiring bifurcation, other than the change of control feature. The Company reassesses whether a change in control is considered probable as of each reporting date. The change in control feature is not recorded on the Condensed Consolidated Balance Sheet as of March 31, 2026 because a change in control is not considered probable.
On March 30, 2026, the Company voluntarily prepaid $5.0 million of principal outstanding under the Term Loan. The prepayment was funded using cash on hand and was applied to the final maturity payment of the Term Loan. As a result of the partial extinguishment, the Company wrote off a proportionate share of unamortized debt discount and debt issuance costs of $0.3 million, which was recorded as a loss on partial extinguishment of debt in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The total loss on partial extinguishment of debt of $0.4 million also included a prepayment premium. Following the prepayment, the effective interest rate to amortize the remaining debt discount and debt issuance costs on the Term Loan is 13.92%.
The Company's total debt obligations under the Credit Agreement as of March 31, 2026 and December 31, 2025 are as follows:

	As of
(In thousands)	March 31, 2026	December 31, 2025
Secured term loan	$45,000	$45,000
Less: Unamortized debt discount and issuance costs	(2,472)	(3,003)
Less: Principal payments (1)	(6,013)	(450)
Total (2)	$36,515	$41,547
(1) The principal payments include the prepayment of $5.0 million made during the three months ended March 31, 2026.
(2) The current portion of the Term Loan as of March 31, 2026 and December 31, 2025 was $2.2 million and $2.3 million, respectively and was classified within other current liabilities in the Condensed Consolidated Balance Sheets.
The information set forth below summarizes the required future principal payments on the Term Loan, by year, as of March 31, 2026:

(In thousands)
2026 (remaining)	$1,687
2027	2,250
2028	35,050
Total	$38,987
The debt issuance costs associated with the Revolving Facility are capitalized and recorded in other non-current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2026, the Company had no borrowings outstanding under the Revolving Facility, with remaining borrowing capacity of $15.0 million.
6.Fair Value Measurements
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
7.Accrued Expenses

	As of
(In thousands)	March 31, 2026	December 31, 2025
Accrued data costs	$27,030	$26,348
Payroll and payroll-related	9,425	9,577
Professional fees	2,265	1,931
Other	6,376	7,023
Total accrued expenses	$45,096	$44,879

8.Related Party Transactions
Transactions with Charter, Liberty and Pine
Through May 15, 2023, Charter, Qurate and Pine each held 33.3% of the outstanding shares of Series B Preferred Stock. On May 16, 2023, Qurate sold its Series B Preferred Stock to Liberty, and Charter, Liberty, and Pine continued to hold 33.3% of the outstanding shares of Series B Preferred Stock until the Closing Date of the Recapitalization Transaction.
At the Annual Meeting on June 15, 2023, the Company's stockholders approved proposals permitting the payment of annual dividends on the Series B Preferred Stock in the form of cash, shares of Common Stock, additional shares of Series B Preferred Stock, or a combination thereof, subject to conditions set forth in the Certificate of Designations of the Series B Preferred Stock.
On July 24, 2024, the Company issued 13,257,294 additional shares of Series B Preferred Stock to the existing holders of Series B Preferred Stock in exchange for cancellation of the Company's obligation to pay deferred dividends totaling $32.8 million to such holders for annual dividend periods ended in 2023 and 2024.
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
Charter, Liberty and Pine are entitled to convert the Preferred Stock into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations of the Preferred Stock. In connection with the Recapitalization Transaction, the Company and the Preferred Stockholders also entered into an amendment and restatement of the Stockholders Agreement between the parties. Under the Stockholders Agreement, as amended and restated, each Preferred Stockholder has the right to designate one director to serve on the Company's Board, and the Preferred Stockholders together have the right to nominate a fourth director who will act as the Board Chair. In addition, each Preferred Stockholder has consent rights over certain matters. In accordance with the Stockholders Agreement, Charter, Liberty and Pine each have designated one member of the Company's Board and together have nominated an additional member of the Company's Board. For further information, refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
As of March 31, 2026, Charter, Liberty and Pine each owned 4,223,621 shares of the Company's outstanding Preferred Stock. Additionally, as of March 31, 2026 (based on public filings), Charter, Liberty and Pine owned 3,295,183 shares, 3,286,825 shares and 3,400,332 shares, respectively, of the Company's outstanding Common Stock. As of March 31, 2026, the total fixed cash payment to the Preferred Stockholders was measured at its present value of $4.6 million and is presented in the Condensed Consolidated Balance Sheets as a non-current liability.
Concurrent with the closing of the 2021 Preferred Stock Transactions on March 10, 2021, the Company entered into a ten-year Data License Agreement ("DLA") with Charter Communications Operating, LLC ("Charter Operating"), an affiliate of Charter. Under the original DLA, Charter Operating would bill the Company for license fees according to a payment schedule that gradually increased from $10.0 million in the first year of the term to $32.3 million in the tenth year of the term. The Company would recognize expense for the license fees ratably over the term. On November 6, 2022, the Company and Charter Operating entered into an amendment to the DLA, pursuant to which the Company received license fee credits totaling $7.0 million. On December 31, 2024, the Company and Charter Operating entered into another amendment (the "2024 Amendment") under which the Company pays fees based on household counts provided by Charter Operating during the period. The 2024 Amendment was conditioned upon the Company's payment of arrears due to Charter under the DLA, which were paid in full on December 31, 2024.
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues	$501	$501
Cost of revenues	2,778	3,616
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheets:

	As of
(In thousands)	March 31, 2026	December 31, 2025
Accounts payable	$3,712	$—
Accrued expenses	7,895	7,909
Non-current portion of accrued data costs	16,931	18,357
Non-current payable to preferred stockholders	1,537	1,486

The Company had no transactions with Pine and Liberty for the three months ended March 31, 2026 and 2025.
Transactions with Directors and Officers
The Company recognized revenues of $0.3 million from transactions with affiliates or former affiliates of its directors and officers in the normal course of business during the three months ended March 31, 2025, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company had no transactions with affiliates or former affiliates of its directors and officers for the three months ended March 31, 2026.
Transactions with WPP
As of the Closing Date of the Recapitalization Transaction, WPP plc and its affiliates ("WPP") were no longer classified as a related party because their ownership of the Company's outstanding Common Stock fell below 5% due to the issuance of Exchange Common Stock on the Closing Date. However, during 2025 until the Closing Date (based on public filings), WPP owned 565,968 shares of the Company's outstanding Common Stock, which represented more than 5% of the outstanding Common Stock during that period. The amounts disclosed herein relate to transactions with WPP during the periods presented through the Closing Date. The Company provides WPP and its affiliates, in the normal course of business, services amongst its different products and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are as follows:

Three Months Ended
(In thousands)	March 31, 2025
Revenues	$1,802
Cost of revenues	2,150
The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

As of
(In thousands)	December 31, 2025
Assets
Accounts receivable, net	$787
Liabilities
Accounts payable	$1,762
Accrued expenses	1,755
Contract liabilities	428
9.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with multichannel video programming distributors ("MVPDs") and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms of less than one year to five years. As of March 31, 2026, the total fixed payment obligations related to set-top box and connected television data agreements are $91.8 million and $20.2 million, respectively.
The information set forth below summarizes the contractual obligations, by year, as of March 31, 2026:

(In thousands)
2026 (remaining)	$39,219
2027	27,973
2028	16,528
2029	14,115
2030	13,079
Thereafter	1,083
Total	$111,997
In addition, the Company expects to make variable payments related to a set-top box data agreement totaling an estimated $83.0 million over the next five years.

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
State Sales Tax Audit
In January 2025, the Company received an initial audit assessment from the State of Washington Department of Revenue related to an audit of potential sales tax liabilities in Washington for fiscal years 2020 through 2023. The aggregate assessment calculated by the Department of Revenue, including alleged penalties and interest, was approximately $8.0 million. The Company has petitioned for review of the audit assessment and believes it has a strong position that its activities are not taxable under the applicable terms of Washington law. As of March 31, 2026, the Company cannot reasonably estimate the outcome of the review and the potential liability, if any, that may be incurred in this matter.
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

The Company's CODM uses consolidated net income to make decisions, allocate resources and assess performance. The following table presents financial information that is presented to the CODM with respect to the Company's single operating segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues
Content & Ad Measurement	$73,113	$73,166
Syndicated Audience	60,511	63,504
Cross Platform	12,602	9,662
Research & Insight Solutions	12,209	12,543
Total revenues	$85,322	$85,709

Cost of goods sold (1)	32,908	32,617

Operating expenses
Compensation	$34,451	$33,569
Professional fees (2)	5,594	4,890
Facilities & office expense	1,801	2,309
Software licenses, maintenance and systems	3,467	3,254
Travel & entertainment	629	465
Other operating expenses	1,423	1,235
Total operating expenses	$47,365	$45,722

Depreciation & amortization	$7,499	$7,346
Stock-based compensation	825	738
Transformation costs	376	1,007
Strategic transaction costs (2)	514	—
Foreign currency transactions	(1,240)	1,743
Interest expense, net	1,750	1,758
Taxes	856	(1,574)
Other	717	345
Net loss	$(6,248)	$(3,993)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K"), under Item 1A, "Risk Factors" in this 10-Q and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
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

	Three Months Ended March 31,
	2026		2025
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$85,322	100.0%	$85,709	100.0%
Cost of revenues	52,988	62.1%	51,747	60.4%
Selling and marketing	15,656	18.3%	14,803	17.3%
Research and development	7,786	9.1%	8,118	9.5%
General and administrative	12,780	15.0%	12,475	14.6%
Amortization of intangible assets	632	0.7%	632	0.7%
Total expenses from operations	89,842	105.3%	87,775	102.4%
Loss from operations	(4,520)	(5.3)%	(2,066)	(2.4)%
Gain (loss) from foreign currency transactions	1,240	1.5%	(1,743)	(2.0)%
Interest expense, net	(1,750)	(2.1)%	(1,758)	(2.1)%
Loss on partial extinguishment of debt	(362)	(0.4)%	—	—%
Loss before income taxes	(5,392)	(6.3)%	(5,567)	(6.5)%
Income tax (provision) benefit	(856)	(1.0)%	1,574	1.8%
Net loss	$(6,248)	(7.3)%	$(3,993)	(4.7)%

Revenues
Our products and services are organized around two solution groups:
•Content & Ad Measurement represents the measurement portion of our business - measuring audiences across content and advertisements for linear TV, CTV, desktops, laptops, tablets and mobile devices. Product offerings reported in this solution group include our legacy subscription-based syndicated offerings that measure audiences for linear TV (national and local), digital and streaming, as well as theatrical box office receipts. Also included in this solution group are our transaction-based cross-platform products - Proximic by Comscore ("Proximic"), our Activation solution suite, and Cross-Platform Campaign Results ("CCR"), along with our subscription-based cross-platform product, Comscore Content Measurement ("CCM"). These syndicated and cross-platform products are used as currency to plan and execute ad campaigns, measure the outcome of ad campaigns, optimize ad campaigns that are in-flight, activate programmatic campaigns, and make content easier for programmatic advertisers to reach.
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
Revenues for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$60,511	70.9%	$63,504	74.1%	$(2,993)	(4.7)%
Cross-Platform	12,602	14.8%	9,662	11.3%	2,940	30.4%
Total Content & Ad Measurement	73,113	85.7%	73,166	85.4%	(53)	(0.1)%
Research & Insight Solutions	12,209	14.3%	12,543	14.6%	(334)	(2.7)%
Total revenues	$85,322	100.0%	$85,709	100.0%	$(387)	(0.5)%
Content & Ad Measurement revenue was roughly flat period-over-period, as an expected decline in revenue from our Syndicated Audience offerings, primarily related to lower renewals of our national TV and syndicated digital products, was largely offset by growth in our Cross-Platform revenue. The growth in Cross-Platform revenue was primarily driven by increased usage of our Proximic and CCR products and continued adoption of our CCM offering.
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

Cost of revenues for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Data costs	$16,687	19.6%	$17,255	20.2%	$(568)	(3.3)%
Employee costs	11,383	13.3%	10,656	12.4%	727	6.8%
Systems and bandwidth costs	7,638	9.0%	6,852	8.0%	786	11.5%
Lease expense and depreciation	7,068	8.3%	7,057	8.2%	11	0.2%
Panel costs	3,447	4.0%	3,499	4.1%	(52)	(1.5)%
Royalties and resellers	2,557	3.0%	2,051	2.4%	506	24.7%
Sample and survey costs	1,429	1.7%	1,542	1.8%	(113)	(7.3)%
Technology	1,229	1.4%	1,176	1.4%	53	4.5%
Professional fees	1,228	1.4%	1,409	1.6%	(181)	(12.8)%
Other	322	0.4%	250	0.3%	72	28.8%
Total cost of revenues	$52,988	62.1%	$51,747	60.4%	$1,241	2.4%
Systems and bandwidth costs increased primarily due to higher cloud computing costs related to the integration of new data into our products. Employee costs increased primarily due to an increase in bonus expense. Royalties and resellers increased primarily due to increased sales of products for which we pay royalties. These increases were partially offset by a decrease in data costs primarily due to the December 2024 amendment to our data license agreement with Charter Operating, for which fees are now paid based on household counts provided during the period.
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
Selling and marketing expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Employee costs	$12,555	14.7%	$11,627	13.6%	$928	8.0%
Technology	947	1.1%	811	0.9%	136	16.8%
Professional fees	926	1.1%	679	0.8%	247	36.4%
Lease expense and depreciation	489	0.6%	557	0.6%	(68)	(12.2)%
Marketing and advertising	366	0.4%	644	0.8%	(278)	(43.2)%
Other	373	0.4%	485	0.6%	(112)	(23.1)%
Total selling and marketing expenses	$15,656	18.3%	$14,803	17.3%	$853	5.8%
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
Research and development expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Employee costs	$6,016	6.9%	$6,296	7.4%	$(280)	(4.4)%
Technology	750	0.9%	786	0.9%	(36)	(4.6)%
Professional fees	576	0.7%	483	0.6%	93	19.3%
Lease expense and depreciation	305	0.4%	450	0.5%	(145)	(32.2)%
Other	139	0.2%	103	0.1%	36	35.0%
Total research and development expenses	$7,786	9.1%	$8,118	9.5%	$(332)	(4.1)%

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
General and administrative expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Employee costs	$6,473	7.6%	$7,282	8.5%	$(809)	(11.1)%
Professional fees	3,662	4.3%	3,085	3.6%	577	18.7%
Technology	895	1.0%	840	1.0%	55	6.5%
Lease expense and depreciation	222	0.3%	282	0.3%	(60)	(21.3)%
Other	1,528	1.8%	986	1.2%	542	55.0%
Total general and administrative expenses	$12,780	15.0%	$12,475	14.6%	$305	2.4%
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, primarily our 2021 acquisition of Shareablee. Amortization of intangible assets was $0.6 million during the three months ended March 31, 2026 and 2025.
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
For the three months ended March 31, 2026, the gain from foreign currency transactions was $1.2 million. The gain was primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and the Brazilian Real and the U.S. Dollar against the Euro. For the three months ended March 31, 2025, the loss from foreign currency transactions was $1.7 million. The loss was primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and the U.S. Dollar against the Euro.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense primarily relates to interest and amortization of debt issuance costs under our Credit Agreement and our finance leases.
We incurred interest expense, net of $1.8 million during the three months ended March 31, 2026 and 2025.
Loss on Partial Extinguishment of Debt
During the three months ended March 31, 2026, we recognized a $0.4 million loss on partial extinguishment of debt in connection with the prepayment of $5.0 million of Term Loan principal.
Income Tax (Provision) Benefit
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
For the three months ended March 31, 2026 and 2025, we recorded an income tax provision of $0.9 million and an income tax benefit of $1.6 million, respectively, resulting in effective tax rates of 15.9% and 28.3%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, changes in the valuation allowance against our domestic deferred tax assets and deferred tax expense resulting from amortization of tax-deductible goodwill.

Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash provided by operating activities	$12,500	$9,062
Net cash used in investing activities	(5,931)	(5,651)
Net cash used in financing activities	(8,137)	(3,022)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(150)	644
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,718)	1,033
Overview
Our principal uses of cash consist of cash paid for data, payroll and other operating expenses; payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers; and service of our debt and lease facilities.
As of March 31, 2026, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $25.1 million, including $3.0 million in restricted cash (primarily related to letters of credit); cash flows from our operations; and amounts available to us under our Credit Agreement, as described below. We had outstanding letters of credit of $2.7 million as of March 31, 2026.
On March 30, 2026, we voluntarily prepaid $5.0 million of principal outstanding under our term loan with Blue Torch Finance LLC (the "Term Loan"). In connection with the prepayment, we recognized a $0.4 million loss on partial extinguishment of debt during the three months ended March 31, 2026. The loss represents the pro rata portion of the unamortized debt discount and debt issuance costs, along with the prepayment premium. For additional information, refer to Footnote 5, Debt.
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
In connection with the issuance, we also entered into an amendment to the prior stockholders agreement with the holders of Series B Preferred Stock. Among other things, the amendment reduced the $100.0 million special dividend threshold set forth in the prior stockholders agreement by an amount equal to the liquidation preference of the additional Series B Preferred Stock ($32.8 million). After further reducing the threshold by annual dividends paid in prior years, the special dividend threshold was $47.0 million.
On June 24, 2025, each holder of our Series B Preferred Stock waived its right to receive on June 30, 2025 the annual dividends otherwise payable by us on that date. Under the waivers and the Certificate of Designations of Series B Preferred Stock, the deferred dividends accrued and accumulated at a rate of 9.5% per year from June 30, 2025 until they were extinguished as part of the Recapitalization (as defined below).
On December 29, 2025, Charter, Liberty, and Pine (together the "Investors") each exchanged 31,928,301 shares of Series B Preferred Stock for (i) 4,223,621 shares of Series C Preferred Stock and (ii) 3,286,825 shares of Common Stock (the "Recapitalization"). Holders of Series C Preferred Stock are entitled to convert the Series C Preferred Stock into shares of Common Stock and to vote as a single class with the holders of Common Stock as set forth in the Certificate of Designations of Series C Preferred Stock. Additionally, as part of the Recapitalization, we agreed to a fixed cash payment of $2.0 million to each of the Investors on June 30, 2028, regardless of whether the Investors continue to own any of our securities on the payment date. The Recapitalization resulted in the retirement of all shares of Series B Preferred Stock and the elimination of related annual and special dividend rights. For further information, refer to Footnote 4, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
As of March 31, 2026, no shares of Series C Preferred Stock had been converted into Common Stock.
Secured Credit Agreement
On December 31, 2024, we entered into a senior secured financing agreement (the "Credit Agreement") with Blue Torch Finance LLC. The Credit Agreement has a term of four years and matures in December 2028. The Credit Agreement provides a borrowing capacity of $60.0 million consisting of the $45.0 million Term Loan and a $15.0 million revolving credit facility (the "Revolving Facility"). As of March 31, 2026, the interest rate for the Term Loan was 10.96% based on the Adjusted Term SOFR rate, as defined in the Credit Agreement. In addition, the Credit Agreement provides for an unused commitment fee equal to 1.0% per annum of the unused Revolving Facility.
Amounts outstanding under the Credit Agreement must be prepaid from time to time with the net cash proceeds of certain debt incurrences, equity issuances, asset sales and other dispositions, insurance and condemnation proceeds, tax refunds and other extraordinary receipts. Additionally, we may be required to prepay the loans annually with Excess Cash Flow (as defined in the Credit Agreement) at specified percentages, or we may voluntarily prepay a portion of the loans in order to maintain compliance with our financial covenants, as we did in the first quarter of 2026. Certain payments may be subject to prepayment premiums.
The Credit Agreement contains financial covenants that require us to maintain a maximum Senior Leverage Ratio and minimum Liquidity (each term as defined in the Credit Agreement) during the term of the facility. Additionally, the Credit Agreement contains restrictive covenants that limit our ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. On March 30, 2026, we and Blue Torch Finance LLC executed a limited consent to the Credit Agreement (the "Limited Consent"), which waived testing of the Senior Leverage Ratio for the test period ending March 31, 2026, subject to certain conditions, including that our Senior Leverage Ratio for that test period did not exceed 3.25:1.00. As of March 31, 2026, we were in compliance with our covenants under the Credit Agreement and the Limited Consent.
On March 30, 2026, we voluntarily prepaid $5.0 million of principal outstanding under our Term Loan. The prepayment was funded using cash on hand and was applied to the final maturity payment of the Term Loan.
As of March 31, 2026, we had $39.0 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility, with a remaining borrowing capacity of $15.0 million.
For additional information on the Credit Agreement, refer to Footnote 5, Debt.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, stock-based compensation, unrealized foreign currency loss (gain), loss on partial extinguishment of debt and deferred tax provision (benefit).

Net cash provided by operating activities for the three months ended March 31, 2026 was $12.5 million compared to $9.1 million for the three months ended March 31, 2025. The increase in cash provided by operating activities was primarily attributable to a net increase in cash generated from operating assets and liabilities, with $9.0 million of cash provided for the three months ended March 31, 2026 as compared to $4.2 million generated for the three months ended March 31, 2025. This increase was primarily due to lower vendor payments and prepayments of expenses, partially offset by lower cash receipts from customers in Q1 2026 compared to the prior year.
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
Net cash used in investing activities for the three months ended March 31, 2026 was $5.9 million compared to $5.7 million for the three months ended March 31, 2025. The increase in cash used in investing activities was primarily due to an increase in cash paid for capitalized internally developed software.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2026 was $8.1 million compared to $3.0 million during the three months ended March 31, 2025. The increase in cash used in financing activities was primarily related to the voluntary prepayment of $5.0 million of our outstanding Term Loan and the payment of issuance costs related to the Recapitalization. The increase was partially offset by the third and final installment of the contingent consideration for the Shareablee acquisition paid during the three months ended March 31, 2025.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected TV data providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected TV data. These agreements have remaining terms of less than one year to five years. As of March 31, 2026, the total fixed payment obligations related to set-top box and connected TV data agreements are $91.8 million and $20.2 million, respectively. In addition, we expect to make variable payments related to a set-top box data agreement totaling an estimated $83.0 million over the next five years.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from less than one year to four years. As of March 31, 2026, the total fixed payment obligation related to these agreements is $18.9 million.
In 2025, we amended an agreement for cloud-based data storage and bandwidth services to help process and store our data, extending the term through 2028. The remaining term for this agreement is less than three years. As of March 31, 2026, the total fixed payment obligation related to this agreement is $53.0 million.
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
Refer to the critical accounting estimates disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2025 10-K for detailed information about the estimates and assumptions that we consider to be the most critical to an understanding of our financial condition and results of operations. These estimates and assumptions involve significant judgments and uncertainties, and actual results in these areas could differ from our estimates. Refer to Footnote 2, Summary of Significant Accounting Policies, for further information on our most significant accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2026, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed in Item 1A, "Risk Factors" of our 2025 10-K before you decide whether to invest in our stock. The risks identified below and in our 2025 10-K could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below and in our 2025 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
Our outstanding securities, the stock or securities that we may issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders have experienced and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of March 31, 2026, our Series C Preferred Stock was convertible into an aggregate of 12,670,863 shares of Common Stock at the election of the holders.
As of March 31, 2026, 90,847 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 482,951 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including Shareablee plan awards and an employment inducement award we granted in 2021), and 2,088,584 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan (the "2018 Plan"). Additionally, we have proposed that our stockholders approve an amendment to the 2018 Plan to increase the number of shares available for grant under the 2018 Plan by 3,000,000.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2026
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
May 15, 2026