Form 10-Q
period 2026-06-30
COMSCORE, INC.
filed 2026-08-14
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 10, 2026, there were 15,184,326 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; macroeconomic trends and factors that we expect may influence our business, including changes or declines in advertising spending; expectations regarding liquidity and future payment obligations; plans regarding the timing, scope and impact of our realignment plan and the type, amount and timing of related costs; expectations regarding our commercial relationships and the development and customer adoption of our products; potential limitations on our net operating loss carryforwards and other tax assets; potential dilution from securities issuances; regulatory compliance and expected changes in the regulatory, tax, industry or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; and plans for growth and future operations, as well as assumptions relating to the foregoing.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2026	December 31, 2025
(In thousands, except share and per share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,707	$23,621
Restricted cash	3,040	3,179
Accounts receivable, net of allowances of $292 and $496, respectively ($— and $1,019 of accounts receivable attributable to related parties, respectively)	44,078	57,260
Prepaid expenses and other current assets	15,001	12,210
Total current assets	87,826	96,270
Property and equipment, net	39,401	43,714
Operating right-of-use assets	5,095	8,565
Deferred tax assets	2,774	3,154
Intangible assets, net	1,264	2,529
Goodwill	185,347	248,636
Other non-current assets	5,823	4,841
Total assets	$327,530	$407,709
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($3,608 and $1,762 attributable to related parties, respectively)	$17,693	$16,956
Accrued expenses ($11,428 and $9,664 attributable to related parties, respectively)	43,432	44,879
Contract liabilities ($— and $754 attributable to related parties, respectively)	35,646	36,575
Customer advances	5,940	7,605
Current operating lease liabilities	7,621	8,783
Other current liabilities	4,847	8,093
Total current liabilities	115,179	122,891
Secured term loan	—	39,297
Non-current operating lease liabilities	1,694	6,238
Non-current portion of accrued data costs ($15,559 and $18,357 attributable to related parties, respectively)	22,098	24,917
Deferred tax liabilities	732	1,997
Non-current payable to preferred stockholders (related parties)	4,766	4,457
Other non-current liabilities	3,939	6,751
Total liabilities	148,408	206,548
Commitments and contingencies
Series C convertible redeemable preferred stock, $0.001 par value; 12,670,863 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025; aggregate liquidation preference of $183,728 as of June 30, 2026 and December 31, 2025 (related parties)	89,654	89,722
Stockholders' equity:
Preferred stock, $0.001 par value; 1,329,137 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued or outstanding as of June 30, 2026 or December 31, 2025	—	—
Common stock, $0.001 par value; 46,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 15,522,565 shares issued and 15,184,326 shares outstanding as of June 30, 2026, and 15,214,378 shares issued and 14,876,139 shares outstanding as of December 31, 2025	15	15
Additional paid-in capital	1,783,261	1,781,265
Accumulated other comprehensive loss	(12,796)	(9,862)
Accumulated deficit	(1,451,028)	(1,429,995)
Treasury stock, at cost, 338,239 shares as of June 30, 2026 and December 31, 2025	(229,984)	(229,984)
Total stockholders' equity	89,468	111,439
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$327,530	$407,709
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenues (1)	$79,246	$89,389	$164,568	$175,098

Cost of revenues (1) (2) (3)	50,982	53,099	103,970	104,846
Selling and marketing (2) (3)	14,778	16,663	30,434	31,466
Research and development (2) (3)	7,154	7,804	14,940	15,922
General and administrative (2) (3)	14,998	12,872	27,778	25,347
Amortization of intangible assets	632	632	1,264	1,264
Loss on divestiture of business, net	2,682	—	2,682	—
Total expenses from operations	91,226	91,070	181,068	178,845
Loss from operations	(11,980)	(1,681)	(16,500)	(3,747)
Gain (loss) from foreign currency transactions	520	(3,803)	1,760	(5,546)
Other income, net	417	—	417	—
Interest expense, net	(1,021)	(1,553)	(2,771)	(3,311)
Loss on extinguishment of debt	(3,608)	—	(3,970)	—
Loss before income taxes	(15,672)	(7,037)	(21,064)	(12,604)
Income tax benefit (provision)	887	(2,455)	31	(881)
Net loss	$(14,785)	$(9,492)	$(21,033)	$(13,485)
Net loss available to common stockholders:
Net loss	$(14,785)	$(9,492)	$(21,033)	$(13,485)
Convertible redeemable preferred stock dividends (1)	—	(4,494)	—	(8,933)
Total net loss available to common stockholders	$(14,785)	$(13,986)	$(21,033)	$(22,418)
Net loss per common share:
Basic and diluted	$(0.97)	$(2.73)	$(1.38)	$(4.41)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	15,241,209	5,114,830	15,190,902	5,078,069
Comprehensive loss:
Net loss	$(14,785)	$(9,492)	$(21,033)	$(13,485)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(548)	5,276	(2,489)	7,915
Total comprehensive loss	$(15,333)	$(4,216)	$(23,522)	$(5,570)

(1) Transactions with related parties are included in the line items above as follows. Refer to Footnote 10, Related Party Transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$501	$2,285	$1,002	$4,889
Cost of revenues	2,665	5,435	5,443	11,201
Convertible redeemable preferred stock dividends	—	(4,494)	—	(8,933)

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation (benefit) expense is included in the line items above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$(144)	$399	$70	$561
Selling and marketing	(40)	383	131	507
Research and development	(91)	239	36	336
General and administrative	186	727	499	1,082
Total stock-based compensation (benefit) expense	$(89)	$1,748	$736	$2,486
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(In thousands, except share data)	Series C Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	12,670,863	$89,722	14,876,139	$15	$1,781,265	$(9,862)	$(1,429,995)	$(229,984)	$111,439
Net loss	—	—	—	—	—	—	(6,248)	—	(6,248)
Adjustment to issuance costs for recapitalization transaction (1)	—	(68)	—	—	(50)	—	—	—	(50)
Restricted stock units distributed	—	—	147,375	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	208	—	—	—	208
Settlement of restricted stock unit liability	—	—	—	—	1,586	—	—	—	1,586
Foreign currency translation adjustment	—	—	—	—	—	(1,941)	—	—	(1,941)
Balance as of March 31, 2026	12,670,863	$89,654	15,023,514	$15	$1,783,009	$(11,803)	$(1,436,243)	$(229,984)	$104,994
Net loss	—	—	—	—	—	—	(14,785)	—	(14,785)
Restricted stock units distributed	—	—	161,821	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(1,009)	—	(8)	—	—	—	(8)
Amortization of stock-based compensation	—	—	—	—	260	—	—	—	260
Foreign currency translation adjustment	—	—	—	—	—	(548)	—	—	(548)
Reclassifications due to business divestiture	—	—	—	—	—	(445)	—	—	(445)
Balance as of June 30, 2026	12,670,863	$89,654	15,184,326	$15	$1,783,261	$(12,796)	$(1,451,028)	$(229,984)	$89,468

(In thousands, except share data)	Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	95,784,903	$207,470	4,890,575	$5	$1,714,052	$(18,068)	$(1,474,268)	$(229,984)	$(8,263)
Net loss	—	—	—	—	—	—	(3,993)	—	(3,993)
Series B convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,439)	—	(4,439)
Restricted stock units distributed	—	—	22,511	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	284	—	—	—	284
Settlement of restricted stock unit liability	—	—	—	—	314	—	—	—	314
Foreign currency translation adjustment	—	—	—	—	—	2,639	—	—	2,639
Balance as of March 31, 2025	95,784,903	$207,470	4,913,086	$5	$1,714,650	$(15,429)	$(1,482,700)	$(229,984)	$(13,458)
Net loss	—	—	—	—	—	—	(9,492)	—	(9,492)
Series B convertible redeemable preferred stock dividends (1)	—	—	—	—	—	—	(4,494)	—	(4,494)
Restricted stock units distributed	—	—	102,420	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(726)	—	(3)	—	—	—	(3)
Amortization of stock-based compensation	—	—	—	—	502	—	—	—	502
Foreign currency translation adjustment	—	—	—	—	—	5,276	—	—	5,276
Balance as of June 30, 2025	95,784,903	$207,470	5,014,780	$5	$1,715,149	$(10,153)	$(1,496,686)	$(229,984)	$(21,669)
(1) Transactions for these line items were exclusively with related parties. Refer to Footnote 6, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit) and Footnote 10, Related Party Transactions.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Operating activities:
Net loss	$(21,033)	$(13,485)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,749	11,674
Non-cash loss on extinguishment of debt	3,477	—
Non-cash operating lease expense	2,249	2,500
Amortization expense of finance leases	1,838	1,857
Amortization of intangible assets	1,264	1,264
Stock-based compensation expense	736	2,486
Gain on divestiture of business	(1,178)	—
Deferred tax (benefit) provision	(1,208)	538
Unrealized foreign currency gain	(2,272)	—
Other	1,142	1,311
Changes in operating assets and liabilities:
Accounts receivable	12,314	11,255
Prepaid expenses and other assets	(123)	(1,077)
Accounts payable, accrued expenses and other liabilities	3,316	515
Contract liabilities and customer advances	70	(4,460)
Operating lease liabilities	(4,300)	(4,384)
Net cash provided by operating activities	8,041	9,994

Investing activities:
Proceeds from divestiture of business, net of cash transferred	55,740	—
Purchases of property and equipment	(608)	(524)
Capitalized internal-use software costs	(11,674)	(10,868)
Net cash provided by (used in) investing activities	43,458	(11,392)

Financing activities:
Principal payments of term loan	(44,550)	(225)
Principal payments on finance leases	(1,977)	(1,609)
Principal payments on insurance financing	(1,293)	(1,321)
Payment of preferred stock and common stock issuance costs	(1,219)	—
Contingent consideration payment at initial value	—	(859)
Payment of financing and debt issuance costs	—	(559)
Other	(501)	(3)
Net cash used in financing activities	(49,540)	(4,576)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	2,032
Net increase (decrease) in cash, cash equivalents and restricted cash	1,947	(3,942)
Cash, cash equivalents and restricted cash at beginning of period	26,800	33,468
Cash, cash equivalents and restricted cash at end of period	$28,747	$29,526

	As of June 30,
	2026	2025
Cash and cash equivalents	$25,707	$25,993
Restricted cash	3,040	3,533
Total cash, cash equivalents and restricted cash	$28,747	$29,526

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow disclosure:
Interest paid	$2,146	$2,658

Supplemental disclosures of non-cash investing and financing activities:
Divestiture escrow receivables and post-close adjustment receivable	$4,844	$—
Settlement of restricted stock unit liability	1,586	314
Modification of operating right-of-use assets	1,136	—
Change in accounts payable and accrued expenses related to capital expenditures	793	898
Series B convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	—	8,933
Right-of-use assets obtained in exchange for finance lease liabilities	—	619

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
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K"). The Condensed Consolidated Results of Operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2026 or thereafter. All references to June 30, 2026 and 2025 in the Notes to Condensed Consolidated Financial Statements are unaudited.
Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of management's standalone selling price, principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill, intangible and other long-lived assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from financing-related liabilities, the initial fair value determination of the Preferred Stock and Series B Preferred Stock (as defined below), the calculation of the gain (loss) on divestiture of the Movies Business (as defined below) until post-closing adjustments are finalized, and the valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.
Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Preferred Stock (Series B and Series C)
In January 2021, the Company entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc., together with its affiliate Qurate SCOR, LLC, ("Qurate") and Pine Investor, LLC ("Pine") for the issuance and sale of shares of Series B Convertible Preferred Stock, par value $0.001 (the "Series B Preferred Stock") as described in Footnote 6, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit). The issuance of the Series B Preferred Stock pursuant to the Securities Purchase Agreements (the "2021 Preferred Stock Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021.
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
On September 26, 2025, the Company entered into separate Stock Exchange Agreements (the "Exchange Agreements") with the Preferred Stockholders, pursuant to which, at the closing of the transactions contemplated thereby (the "Closing"), each Preferred Stockholder would exchange 31,928,301 shares of Series B Preferred Stock for (i) 4,223,621 shares of a new Series C Preferred Stock, par value $0.001 per share (referred to as "Preferred Stock" below), which would be convertible into shares of common stock, par value $0.001 per share, of the Company ("Common Stock") and (ii) 3,286,825 shares of Common Stock (the "Exchange Common Stock" and such transactions, collectively, the "Exchange" or the "Recapitalization Transaction"). The Company's stockholders approved the Recapitalization Transaction and related matters on December 19, 2025, and the Recapitalization Transaction subsequently closed on December 29, 2025 (the "Recapitalization Closing Date"). The Recapitalization Transaction resulted in the exchange and retirement of all shares of Series B Preferred Stock in return for the issuance of Preferred Stock, Exchange Common Stock, and a future fixed cash payment. Additionally, the Recapitalization Transaction eliminated the Preferred Stockholders' annual and special dividend rights and reduced their director designation rights, among other things.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument was initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of June 30, 2026 because a deemed liquidation event is not considered probable.
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
Debt Issuance Costs
Debt issuance costs include expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method over the term of the underlying debt instrument. Debt issuance costs, except for costs associated with the Revolving Facility (as defined below), were presented as a direct deduction from the related debt liability in the Condensed Consolidated Balance Sheets. Debt issuance costs for the Revolving Facility were included in other non-current assets in the Condensed Consolidated Balance Sheets. The Term Loan (as defined below) and Revolving Facility issuance costs were amortized to interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Loss on Extinguishment of Debt
The Company accounts for its long-term debt in accordance with ASC 470, Debt. When the Company repays or otherwise extinguishes a portion or all of its outstanding debt prior to the stated maturity, and the transaction does not result in a modification, the transaction is accounted for as an extinguishment of debt. Upon an extinguishment of debt, the Company derecognizes the carrying amount of the extinguished portion of the debt, including any associated unamortized debt discount and debt issuance costs. The loss on the extinguishment of debt represents the difference between the carrying value of the debt and any consideration paid to the creditors and is recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss in the period in which the repayment occurred.
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

The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series C convertible preferred stock (1)	12,670,863	—	12,670,863	—
Stock options and restricted stock units	563,799	294,230	419,572	313,021
Series B convertible preferred stock (2)	—	5,060,311	—	4,970,516
Total	13,234,662	5,354,541	13,090,435	5,283,537
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
Accounting Guidance Issued But Not Adopted at June 30, 2026
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

3.     Divestiture of Movies Business
On May 27, 2026 (the "Closing Date"), the Company entered into and closed an Equity Purchase Agreement (the "Purchase Agreement") with an affiliate of Advaya Capital, Flix Buyer Inc. (the "Purchaser"), pursuant to which the Company sold its box office measurement, reporting and analytics business and its Hollywood Software business (collectively, the "Movies Business"), including 100% of the interests of Rentrak, LLC, an Oregon limited liability company and wholly owned subsidiary of the Company, to the Purchaser for an aggregate base purchase price of $70.0 million in cash, subject to customary adjustments and other terms set forth in the Purchase Agreement (the "Movies Transaction"). The adjustments primarily related to cash, working capital balances, indebtedness and other items as defined in the Purchase Agreement. As of June 30, 2026, the estimated adjustments included within the purchase price consideration totaled $7.0 million. However, the final resolution of these adjustments may result in an increase or decrease in the total purchase price consideration for the Movies Transaction. The sale of the Movies Business did not represent a strategic shift that would have a major effect on the Company's operations and financial results in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, and therefore it is not reported as discontinued operations. The results of operations of the Movies Business through the Closing Date are included within continuing operations in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss.
On the Closing Date, the Company received initial cash consideration of $58.2 million, which represented the base purchase price net of $7.8 million of estimated adjustments and $4.0 million related to a purchase-price escrow for post-closing adjustments and an indemnification escrow for indemnification obligations as required by the Purchase Agreement. The purchase-price escrow of $1.5 million is classified within prepaid expenses and other current assets and the indemnification escrow of $2.5 million is classified within other non-current assets on the Condensed Consolidated Balance Sheet as of June 30, 2026. As of June 30, 2026, the Company had not recognized any liabilities related to the purchase-price escrow or indemnification escrow, and the full amounts were included within consideration to be received.
The Company recognized a loss on divestiture of $2.7 million, including direct costs to sell, for the three and six months ended June 30, 2026 in its Condensed Consolidated Statements of Operations and Comprehensive Loss. Other transaction costs that are not presented within loss on divestiture of business, net are presented in general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2026, other transaction costs were $1.7 million and $2.2 million, respectively.
The table below summarizes the calculation of the pre-tax loss on divestiture of business, net:

(In thousands)
Purchase price consideration	$63,014
Net assets divested (1)	(62,281)
Accumulated other comprehensive loss	445
Pre-tax gain on divestiture of business	1,178
Direct costs to sell	(3,860)
Pre-tax loss on divestiture of business, net	$(2,682)
(1) The carrying value of net assets sold included goodwill of $62.6 million, which was allocated based on the relative fair value of the Movies Business in comparison to the fair value of the Company's total reporting unit.
Immediately following the divestiture, the Company performed a quantitative impairment test of the Company's remaining goodwill. The estimated fair value of the reporting unit was above the carrying amount, therefore no goodwill impairment was recognized. Refer to Footnote 5, Goodwill for additional information.
Under the terms of certain transition services agreements with affiliates of the Purchaser (the "TSAs"), the Company is obligated to provide certain administrative and operational services for up to nine months from the Closing Date, with optional three-month renewal periods for certain services. The Company recognized income of $0.4 million for fees associated with the TSAs within other income, net for the three and six months ended June 30, 2026 in its Condensed Consolidated Statements of Operations and Comprehensive Loss.
4.Revenue Recognition
The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment. The following table presents the Company's revenue disaggregated by solution group.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
By solution group:	2026	2025	2026	2025
Content & Ad Measurement
Syndicated Audience	$55,249	$63,953	$115,760	$127,457
Cross-Platform	12,528	12,800	25,130	22,462
Total Content & Ad Measurement	67,777	76,753	140,890	149,919
Research & Insight Solutions	11,469	12,636	23,678	25,179
Total	$79,246	$89,389	$164,568	$175,098

The following table presents the Company's revenue disaggregated by geographical market and timing of transfer of products and services. The Company generally attributes revenue to geographical markets based on the location of the customer.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
By geographical market:	2026	2025	2026	2025
United States	$69,630	$79,146	$144,772	$155,554
Europe	5,592	6,088	11,729	11,396
Latin America	1,870	1,808	3,727	3,539
Canada	1,178	1,297	2,381	2,570
Other	976	1,050	1,959	2,039
Total	$79,246	$89,389	$164,568	$175,098

By timing of revenue recognition:
Products and services transferred over time	$67,503	$75,703	$139,667	$148,562
Products and services transferred at a point in time	11,743	13,686	24,901	26,536
Total	$79,246	$89,389	$164,568	$175,098
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of
(In thousands)	June 30, 2026	December 31, 2025
Accounts receivable, net	$44,078	$57,260
Current and non-current contract assets	1,273	3,259
Current contract liabilities	35,646	36,575
Current customer advances	5,940	7,605
Non-current contract liabilities	151	314
Significant changes in the current contract liabilities balance are as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025
Revenue recognized that was included in the opening contract liabilities balance	$(28,951)	$(37,512)
Cash received or amounts billed in advance and not recognized as revenue	29,854	31,536
Remaining Performance Obligations
As of June 30, 2026, approximately $150 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 36% of these remaining performance obligations during the remainder of 2026, approximately 45% in 2027, and approximately 12% in 2028, with the remainder recognized thereafter.
5.Goodwill
On May 27, 2026, the Company completed the sale of its Movies Business as further described in Footnote 3, Divestiture of Movies Business. Following the divestiture, the Company evaluated the retained portion of the reporting unit for impairment in accordance with ASC 360, Property, Plant and Equipment. As part of this evaluation, the Company performed a quantitative impairment test. The fair value of the remaining reporting unit was determined using a discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs, supported by a market approach. The Company relied in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the remaining reporting unit and to assist in the related calculations and analysis. The Company's remaining reporting unit passed the goodwill impairment test and as a result, no goodwill impairment was recognized.

The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2024 (1)	$246,010
Translation adjustments	2,626
Balance as of December 31, 2025	248,636
Divestiture of Movies Business (2)	(62,636)
Translation adjustments	(653)
Balance as of June 30, 2026	$185,347
(1) Goodwill balance is net of an accumulated impairment charge of $411.8 million as of December 31, 2024.
(2) Represents goodwill allocated to the Movies Business in connection with the divestiture. Refer to Footnote 3, Divestiture of Movies Business for additional information.
6.Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)
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
For purposes of the Condensed Consolidated Financial Statements, the Recapitalization Transaction was deemed to be an extinguishment of the Series B Preferred Stock and the associated accrued and deferred dividends on the Recapitalization Closing Date. For extinguishments of equity-classified preferred stock, the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock immediately before the exchange, net of issuance costs, should be treated as a return from the holders of the preferred stock in a manner similar to dividends paid on preferred stock. For example, any excess of carrying value over fair value is treated as a contribution from the holders of the preferred stock and recognized within retained earnings as a gain. Therefore, the Company estimated the fair value of the Preferred Stock using a binomial lattice model, a form of the income approach, utilizing Level 3 unobservable inputs. The Company used significant inputs and assumptions which included the price and expected volatility of the Common Stock (into which the Preferred Stock can be converted), risk-adjusted discount rate, risk-free rate, and expected term as of the Recapitalization Closing Date. The Company recorded the fair value of the Preferred Stock, net of issuance costs of $1.4 million, within mezzanine equity on the Condensed Consolidated Balance Sheet. The fair value of the Exchange Common Stock was determined based on the closing market price of the Company's Common Stock on the Recapitalization Closing Date. The Company recorded the fair value of the Exchange Common Stock, net of issuance costs of $1.0 million within permanent equity, with the amount above par value recognized within additional paid-in capital on the Condensed Consolidated Balance Sheet. The Company recorded the present value of the total future fixed payment of $6.0 million to be paid on June 30, 2028 within non-current liabilities on the Condensed Consolidated Balance Sheet.
On the Recapitalization Closing Date, the Company derecognized (i) the carrying amount of $207.5 million of the Series B Preferred Stock, net of issuance costs of $16.3 million and (ii) the accrued dividend liability of $27.7 million from the Consolidated Balance Sheet. The $73.0 million difference between the consideration transferred and the Series B Preferred Stock carrying value as of the Recapitalization Closing Date was recorded in retained earnings.
The Preferred Stock is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock, provided that each holder will receive cash in lieu of fractional shares (if any), and provided further that no holder will be entitled to convert Preferred Stock in an amount that would cause such holder to beneficially own immediately following such conversion more than 49.99% of the then-outstanding shares of Common Stock. The conversion rate is calculated as the product of (i) the conversion factor and (ii) one. The conversion right is subject to certain anti-dilution adjustments. As of June 30, 2026, each share of Preferred Stock was convertible into one share of Common Stock, and no shares had been converted.
7.Debt
Secured Credit Agreement
On December 31, 2024, the Company entered into a senior secured financing agreement (the "Credit Agreement") among the Company as borrower, certain of its subsidiaries as guarantors, Blue Torch Finance LLC as administrative agent and collateral agent (in such capacities, the "Agent"), and the lenders from time to time party thereto. The Credit Agreement had a term of four years and was originally scheduled to mature in December 2028. As described below, the Credit Agreement was terminated on May 27, 2026.
The Credit Agreement provided a borrowing capacity of $60.0 million consisting of a $45.0 million term loan that was fully funded at closing (the "Term Loan") and a $15.0 million revolving credit facility that was unfunded at closing (the "Revolving Facility").
Borrowings under the Credit Agreement were made at the Adjusted Term SOFR rate or the Reference Rate (each as defined in the Credit Agreement) and bore interest at a rate per annum equal to (i) the Adjusted Term SOFR rate, subject to a 3.0% floor, plus an applicable margin of 7.0% or (ii) the Reference Rate, subject to a 4.0% floor, plus an applicable margin of 6.0%. The Credit Agreement also provided for an unused commitment fee equal to 1.0% per annum of the unused Revolving Facility commitments. The Company elected the Adjusted Term SOFR rate for the Term Loan as of December 31, 2024 and did not subsequently change its election.
Except as described below, the Company could repay any amounts borrowed under the Revolving Facility prior to the maturity date without any premium or penalty other than customary SOFR breakage costs. Any voluntary or mandatory prepayments of the Term Loan (subject to customary exceptions for prepayments made with Excess Cash Flow (as defined in the Credit Agreement), the net cash proceeds of insurance and condemnation events, and the replacement of certain lenders in accordance with the Credit Agreement), as well as any payments of the Revolving Facility or the Term Loan in connection with an insolvency event, acceleration, other exercise of remedies or the early termination of the Credit Agreement, were subject to prepayment premiums as follows: (i) with respect to any such payment occurring on or before the first anniversary of the closing date, a 3.0% prepayment premium plus a make-whole amount based on U.S. Treasury notes yield, (ii) with respect to any such payment occurring after the first anniversary and on or before the second anniversary of the closing date, a 1.0% prepayment premium, and (iii) with respect to any such payment occurring after the second anniversary of the closing date, no prepayment premium.
The loans were required to be prepaid from time to time with the net cash proceeds of certain debt incurrences, equity issuances, asset sales and other dispositions, insurance and condemnation proceeds, tax refunds and other extraordinary receipts (subject to certain thresholds, exceptions and reinvestment rights). Additionally, beginning with the fiscal year ending December 31, 2025, the Company was required to prepay the loans annually with Excess Cash Flow at the following percentages: (i) if the Total Leverage Ratio (as defined in the Credit Agreement) was greater than 2.25:1.00, 75% of Excess Cash Flow, (ii) if the Total Leverage Ratio was equal to or less than 2.25:1.00 but greater than 1.75:1.00, 50% of Excess Cash Flow, (iii) if the Total Leverage Ratio was equal to or less than 1.75:1.00 but greater than 1.25:1.00, 25% of Excess Cash Flow, and (iv) if the Total Leverage Ratio was equal to or less than 1.25:1.00, 0% of Excess Cash Flow.
The Credit Agreement also contained the following financial covenants:
•a maximum Senior Leverage Ratio (as defined in the Credit Agreement) for the most recently ended four fiscal quarter period, not to exceed the level set forth in the Credit Agreement for the last day of such period, starting with the fiscal quarter ending March 31, 2025; and
•minimum Liquidity (as defined in the Credit Agreement) of $10.0 million at all times.
Additionally, the Credit Agreement contained restrictive covenants that limited the Company's ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates.
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
The Credit Agreement was subject to customary events of default, including a change in control. If an event of default occurred and was continuing, the Agent or the Required Lenders (as defined in the Credit Agreement) could accelerate any amounts outstanding and terminate lender commitments. The Credit Agreement was guaranteed by the Company and certain of its domestic subsidiaries and was secured by a first lien security interest in substantially all assets of the Company and such subsidiaries, as set forth in a pledge and security agreement dated December 31, 2024 among the Company, the guarantor subsidiaries and the Agent.
The Term Loan was recorded on the Condensed Consolidated Balance Sheets, net of debt issuance costs and debt discount. The debt issuance costs and debt discount associated with the Term Loan were capitalized and were amortized through interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss during the term of the Term Loan. As of December 31, 2024 (the date the Company entered into the Credit Agreement), the effective interest rate calculated to amortize these costs was 14.54%.
The Credit Agreement was evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument. Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the financial statements. No embedded features were identified requiring bifurcation, other than the change of control feature. The Company reassessed whether a change in control was considered probable as of each reporting date.
On March 30, 2026, the Company voluntarily prepaid $5.0 million of outstanding principal under the Term Loan. The prepayment was funded using cash on hand and was applied to the final maturity payment of the Term Loan. As a result of the partial extinguishment, the Company wrote off a proportionate share of unamortized debt discount and debt issuance costs of $0.3 million, which was recorded as a loss on extinguishment of debt in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The total loss on extinguishment of debt of $0.4 million also included a prepayment premium. Following the prepayment, the effective interest rate to amortize the remaining debt discount and debt issuance costs on the Term Loan was 13.92%.
On May 27, 2026, the Company used a portion of the proceeds from the Movies Transaction to repay in full all outstanding obligations under the Credit Agreement. The repayment totaled $40.1 million and included (i) $39.0 million of principal outstanding under the Term Loan at the date of repayment, (ii) $0.7 million of accrued interest through the date of repayment and (iii) $0.4 million of prepayment premium. The repayment resulted in the termination of the Credit Agreement and all related loan documents, including the lenders' commitments thereunder and all related guarantees, liens and security interests. The Company recorded a loss on extinguishment of debt of $3.6 million for the three and six months ended June 30, 2026, which included the write-off of $2.3 million of unamortized debt discount and debt issuance costs related to the Term Loan, $0.8 million of unamortized debt issuance costs related to the Revolving Facility, and $0.4 million of a prepayment premium.
The Company's total debt obligation under the Credit Agreement as of December 31, 2025 was as follows:

As of
(In thousands)	December 31, 2025
Secured term loan	$45,000
Less: Unamortized debt discount and issuance costs	(3,003)
Less: Principal payments	(450)
Total (1)	$41,547
(1) The current portion of the Term Loan as of December 31, 2025 was $2.3 million, and was classified within other current liabilities in the Condensed Consolidated Balance Sheets.
8.Fair Value Measurements
Fair Value Measurements on a Nonrecurring Basis
For the year ended December 31, 2025, the Company recorded the initial fair value of Preferred Stock, net of issuance costs, of $89.7 million within mezzanine equity. Refer to Footnote 6, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit), for further details. The initial measurement of the Preferred Stock is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a binomial lattice model to determine the fair value of the Preferred Stock at the Recapitalization Closing Date. The Company used significant inputs and assumptions which included the price and expected volatility of the Common Stock, risk-adjusted discount rate, risk-free-rate and expected term as of the Recapitalization Closing Date. The initial fair value of the Exchange Common Stock was $66.6 million, of which the Company recorded the par value of $9.9 thousand within permanent equity and the remaining $65.5 million within additional paid-in capital, net of the issuance costs. The initial measurement of the Exchange Common Stock is classified as a non-recurring Level 1 fair value assessment as the Company used the closing market price of Common Stock to determine the fair value on the Recapitalization Closing Date.
9.Accrued Expenses

	As of
(In thousands)	June 30, 2026	December 31, 2025
Accrued data costs	$24,372	$26,348
Payroll and payroll-related	9,852	9,577
Professional fees	3,431	1,931
Other	5,777	7,023
Total accrued expenses	$43,432	$44,879

10.Related Party Transactions
Transactions with Charter, Liberty and Pine
Through May 15, 2023, Charter, Qurate and Pine each held 33.3% of the outstanding shares of Series B Preferred Stock. On May 16, 2023, Qurate sold its Series B Preferred Stock to Liberty, and Charter, Liberty, and Pine continued to hold 33.3% of the outstanding shares of Series B Preferred Stock until the Recapitalization Closing Date.
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
Charter, Liberty and Pine are entitled to convert the Preferred Stock into shares of Common Stock and to vote as a single class with the holders of the Common Stock as set forth in the Certificate of Designations of the Preferred Stock. In connection with the Recapitalization Transaction, the Company and the Preferred Stockholders also entered into an amendment and restatement of the Stockholders Agreement between the parties. Under the Stockholders Agreement, as amended and restated, each Preferred Stockholder has the right to designate one director to serve on the Company's Board, and the Preferred Stockholders together have the right to nominate a fourth director who will act as the Board Chair. In addition, each Preferred Stockholder has consent rights over certain matters. In accordance with the Stockholders Agreement, Charter, Liberty and Pine each have designated one member of the Company's Board and together have nominated an additional member of the Company's Board. For further information, refer to Footnote 6, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
As of June 30, 2026, Charter, Liberty and Pine each owned 4,223,621 shares of the Company's outstanding Preferred Stock. Additionally, as of June 30, 2026 (based on public filings), Charter, Liberty and Pine owned 3,295,183 shares, 3,286,825 shares and 3,396,479 shares, respectively, of the Company's outstanding Common Stock. As of June 30, 2026, the total fixed cash payment to the Preferred Stockholders was measured at its present value of $4.8 million and is presented in the Condensed Consolidated Balance Sheets as a non-current liability.
Concurrent with the closing of the 2021 Preferred Stock Transactions on March 10, 2021, the Company entered into a ten-year Data License Agreement ("DLA") with Charter Communications Operating, LLC ("Charter Operating"), an affiliate of Charter. The DLA has subsequently been amended, including amendments in 2022 and 2024. Under the current terms of the DLA, fees are based on household counts provided by Charter Operating during the period.
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues	$501	$501	$1,002	$1,002
Cost of revenues	2,665	3,225	5,443	6,841
The Company has the following liability balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheets:

	As of
(In thousands)	June 30, 2026	December 31, 2025
Accounts payable	$3,608	$—
Accrued expenses	11,428	7,909
Non-current portion of accrued data costs	15,559	18,357
Non-current payable to preferred stockholders	1,589	1,486
The Company had no other transactions with Pine and Liberty for the three and six months ended June 30, 2026 and 2025.

Transactions with Directors and Officers
The Company had no reportable transactions with affiliates or former affiliates of its directors and officers for the three and six months ended June 30, 2026. The Company recognized revenues of $0.1 million and $0.4 million from transactions with affiliates or former affiliates of its directors and officers in the normal course of business during the three and six months ended June 30, 2025, respectively, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Transactions with WPP
As of the Recapitalization Closing Date, WPP plc and its affiliates ("WPP") were no longer classified as a related party because their ownership of the Company's outstanding Common Stock fell below 5% due to the issuance of Exchange Common Stock on the Recapitalization Closing Date. However, during 2025 until the Recapitalization Closing Date (based on public filings), WPP owned 565,968 shares of the Company's outstanding Common Stock, which represented more than 5% of the outstanding Common Stock during that period. The amounts disclosed herein relate to transactions with WPP during the periods presented through the Recapitalization Closing Date. The Company provides WPP and its affiliates, in the normal course of business, services amongst its different products and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows:

(In thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues	$1,710	$3,512
Cost of revenues	2,210	4,360
The Company had the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

As of
(In thousands)	December 31, 2025
Assets
Accounts receivable, net	$787
Liabilities
Accounts payable	$1,762
Accrued expenses	1,755
Contract liabilities	428
11.Commitments and Contingencies
Commitments
The Company has certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with multichannel video programming distributors ("MVPDs") and other providers for set-top box and connected (Smart) television data. These agreements have remaining terms of less than one year to five years. As of June 30, 2026, the total fixed payment obligations related to set-top box and connected television data agreements are $83.6 million and $18.1 million, respectively.
The information set forth below summarizes the contractual obligations, by year, as of June 30, 2026:

(In thousands)
2026 (remaining)	$28,931
2027	27,973
2028	16,528
2029	14,115
2030	13,079
Thereafter	1,083
Total	$101,709
In addition, the Company expects to make variable payments related to a set-top box data agreement totaling an estimated $77.0 million over the next five years.
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
Privacy Litigation
In February 2026, a purported class action complaint was filed against the Company in the U.S. District Court for the Central District of California (Singer et al. v. Comscore, Inc. et al., No. 2:26-cv-01108 (C.D. Cal.)) alleging violations of various California laws and the federal Electronic Communications Privacy Act, as well as certain common-law claims, in connection with the Company's alleged collection of internet data from California residents. Among other things, the plaintiffs sought certification as a class, injunctive relief, statutory damages, disgorgement of profits, punitive damages, costs and attorneys' fees. On June 30, 2026, the Court granted the Company's motion to dismiss the complaint. Although the Court granted the plaintiffs leave to amend the complaint, the Company believes that a material loss is not probable or estimable.
State Sales Tax Audit
In January 2025, the Company received an initial audit assessment from the State of Washington Department of Revenue related to an audit of potential sales tax liabilities in Washington for fiscal years 2020 through 2023. The initial aggregate assessment calculated by the Department of Revenue, including alleged penalties and interest, was approximately $8.0 million. The Company has petitioned for review of the audit assessment and believes, based on discussions with the Department of Revenue, that the final assessment will be significantly lower based on its position that substantially all of its activities are not taxable under the applicable terms of Washington law. As of June 30, 2026, the Company estimates its potential net liability in this matter as less than $0.3 million after offsetting applicable credits.
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
12.Segment Information
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

The Company's CODM uses consolidated net income to make decisions, allocate resources and assess performance. The following table presents financial information that is provided to the CODM with respect to the Company's single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues
Content & Ad Measurement	$67,777	$76,753	$140,890	$149,919
Syndicated Audience	55,249	63,953	115,760	127,457
Cross Platform	12,528	12,800	25,130	22,462
Research & Insight Solutions	11,469	12,636	23,678	25,179
Total revenues	$79,246	$89,389	$164,568	$175,098

Cost of goods sold (1)	32,363	33,099	65,271	65,716

Operating expenses
Compensation	$33,052	$34,212	$67,503	$67,781
Professional fees (2)	5,349	5,197	10,943	10,087
Facilities & office expense	1,493	2,161	3,294	4,470
Software licenses, maintenance and systems	3,550	3,219	7,017	6,473
Travel & entertainment	767	656	1,396	1,121
Other operating expenses	1,332	1,930	2,755	3,165
Total operating expenses	$45,543	$47,375	$92,908	$93,097

Depreciation & amortization	$7,352	$7,449	$14,851	$14,795
Stock-based compensation	(89)	1,748	736	2,486
Transformation costs	796	1,035	1,172	2,042
Strategic transaction costs (2)	1,807	—	2,321	—
Foreign currency transactions	(520)	3,803	(1,760)	5,546
Interest expense, net	1,021	1,553	2,771	3,311
Taxes	(887)	2,455	(31)	881
Other (3)	6,645	364	7,362	709
Net loss	$(14,785)	$(9,492)	$(21,033)	$(13,485)
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
(3) Other includes loss on extinguishment of debt and loss on divestiture of business, net as recognized in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss, among other items.
13.Subsequent Events
Realignment Plan
On August 11, 2026, the Company communicated a workforce reduction as part of a broader plan to realign the Company's business, optimize its operations, and invest in long-term growth opportunities. In addition to employee terminations, the plan is expected to include reductions in other corporate costs, expanded use of offshore support, reallocation of commercial and product development resources, contract modifications, and targeted investments in future growth areas. The Company may also determine to exit activities in certain geographic regions in order to more effectively align resources with business priorities. In connection with the realignment plan, which was authorized by the Company's Board of Directors on August 6, 2026, the Company will incur certain exit-related costs. These costs are currently estimated to range between $7 million and $9 million, including (1) cash charges of approximately $6 million to $8 million for severance, termination benefits and related costs for impacted employees; (2) cash charges of approximately $0.5 million to $1 million for contract termination fees; and (3) cash charges of approximately $0.5 million to $1 million for other associated costs, including legal, consulting and other professional fees. The Company expects implementation of the plan, including cash payments, to be substantially complete in the third quarter of 2027.
For the six months ended June 30, 2026, the Company experienced an increase in loss from operations and a decrease in net cash provided by operating activities. Management believes the actions contemplated by the realignment plan, together with other measures the Company is taking to reduce costs and manage working capital, will provide sufficient liquidity for the Company to meet its obligations as they become due for at least one year after these financial statements are issued. However, if these actions and the Company's cash flow from operations prove inadequate to satisfy its obligations as they come due, the Company could face substantial liquidity challenges. Management will continue to actively monitor the Company's liquidity position and will evaluate additional operational and financing initiatives, as appropriate, to further strengthen its financial flexibility and address evolving business conditions.

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
Overview
We are a global information and analytics company that measures advertising, content, and the consumer audiences of each, across media platforms. We create our products using a global data platform that combines information on digital platforms (connected televisions, mobile devices, tablets and computers), televisions and direct to consumer applications with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods enables a common standard for buyers and sellers to transact on advertising. This helps companies across the media ecosystem better understand and monetize their audiences and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide audience ratings, advertising verification and granular consumer segments that describe hundreds of millions of consumers. Our customers include digital publishers, television networks, content owners, brand advertisers, agencies and technology providers.
The platforms we measure include televisions, mobile devices, computers, tablets and CTV devices. The information we analyze crosses geographies, types of content and activities, including websites, mobile and over-the-top applications, video games, television programming, e-commerce and advertising.
Divestiture of Movies Business
On May 27, 2026, we entered into and closed an Equity Purchase Agreement with an affiliate of Advaya Capital, Flix Buyer Inc. (the "Purchaser"), pursuant to which we sold our box office measurement, reporting and analytics business and our Hollywood Software business (collectively, the "Movies Business") to the Purchaser for an aggregate base purchase price of $70.0 million in cash, subject to customary adjustments and other terms as set forth in the Equity Purchase Agreement (the "Movies Transaction").
Management Changes
Effective May 28, 2026, our Board of Directors appointed Matthew McLaughlin as our Chief Executive Officer. In connection with Mr. McLaughlin's appointment, our former Chief Executive Officer Jon Carpenter transitioned to a senior advisor position and resigned from the Board of Directors. Effective June 9, 2026, Greg Dale, our then Chief Operating Officer, departed the Company.

Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations and Comprehensive Loss data as a percentage of revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$79,246	100.0%	$89,389	100.0%	$164,568	100.0%	$175,098	100.0%
Cost of revenues	50,982	64.3%	53,099	59.4%	103,970	63.2%	104,846	59.9%
Selling and marketing	14,778	18.7%	16,663	18.6%	30,434	18.5%	31,466	18.0%
Research and development	7,154	9.0%	7,804	8.7%	14,940	9.1%	15,922	9.1%
General and administrative	14,998	18.9%	12,872	14.4%	27,778	16.9%	25,347	14.5%
Amortization of intangible assets	632	0.8%	632	0.7%	1,264	0.8%	1,264	0.7%
Loss on divestiture of business, net	2,682	3.4%	—	—%	2,682	1.6%	—	—%
Total expenses from operations	91,226	115.1%	91,070	101.8%	181,068	110.0%	178,845	102.1%
Loss from operations	(11,980)	(15.1)%	(1,681)	(1.9)%	(16,500)	(10.0)%	(3,747)	(2.1)%
Gain (loss) from foreign currency transactions	520	0.7%	(3,803)	(4.3)%	1,760	1.1%	(5,546)	(3.2)%
Other income, net	417	0.5%	—	—%	417	0.3%	—	—%
Interest expense, net	(1,021)	(1.3)%	(1,553)	(1.7)%	(2,771)	(1.7)%	(3,311)	(1.9)%
Loss on extinguishment of debt	(3,608)	(4.6)%	—	—%	(3,970)	(2.4)%	—	—%
Loss before income taxes	(15,672)	(19.8)%	(7,037)	(7.9)%	(21,064)	(12.8)%	(12,604)	(7.2)%
Income tax benefit (provision)	887	1.1%	(2,455)	(2.7)%	31	—%	(881)	(0.5)%
Net loss	$(14,785)	(18.7)%	$(9,492)	(10.6)%	$(21,033)	(12.8)%	$(13,485)	(7.7)%

Revenues
Our products and services are organized around two solution groups:
•Content & Ad Measurement represents the measurement portion of our business - measuring audiences across content and advertisements for linear TV, CTV, desktops, laptops, tablets and mobile devices. Product offerings reported in this solution group include our legacy subscription-based syndicated offerings that measure audiences for linear TV (national and local), digital and streaming, as well as theatrical box office receipts prior to the Movies Transaction. Also included in this solution group are our transaction-based cross-platform products - Proximic by Comscore ("Proximic"), our Activation solution suite, and Cross-Platform Campaign Results ("CCR"), along with our subscription-based cross-platform product, Comscore Content Measurement ("CCM"). These syndicated and cross-platform products are used as currency to plan and execute ad campaigns, measure the outcome of ad campaigns, optimize ad campaigns that are in-flight, activate programmatic campaigns, and make content easier for programmatic advertisers to reach.
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
Revenues for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$55,249	69.7%	$63,953	71.5%	$(8,704)	(13.6)%
Cross-Platform	12,528	15.8%	12,800	14.3%	(272)	(2.1)%
Total Content & Ad Measurement	67,777	85.5%	76,753	85.9%	(8,976)	(11.7)%
Research & Insight Solutions	11,469	14.5%	12,636	14.1%	(1,167)	(9.2)%
Total revenues	$79,246	100.0%	$89,389	100.0%	$(10,143)	(11.3)%
Content & Ad Measurement revenue decreased primarily due to a decline in revenue from our Syndicated Audience offerings, driven by the divestiture of the Movies Business, as described in Footnote 3, Divestiture of Movies Business, and lower renewals and lost business in our TV and syndicated digital products. Cross-Platform revenue also declined, primarily driven by lower usage in Proximic, partially offset by growth from new business in CCM.
Research & Insight Solutions revenue decreased primarily due to lower renewals and lower deliveries of certain custom digital products.
Revenues for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Variance	% Variance
Content & Ad Measurement
Syndicated Audience	$115,760	70.3%	$127,457	72.8%	$(11,697)	(9.2)%
Cross-Platform	25,130	15.3%	22,462	12.8%	2,668	11.9%
Total Content & Ad Measurement	140,890	85.6%	149,919	85.6%	(9,029)	(6.0)%
Research & Insight Solutions	23,678	14.4%	25,179	14.4%	(1,501)	(6.0)%
Total revenues	$164,568	100.0%	$175,098	100.0%	$(10,530)	(6.0)%
Content & Ad Measurement revenue decreased due to a decline in revenue from our Syndicated Audience offerings, primarily related to lower renewals and lost business in our TV and syndicated digital products, along with the divestiture of the Movies Business, as described in Footnote 3, Divestiture of Movies Business. This decrease was offset by growth in our Cross-Platform revenue, primarily driven by increased usage of our Proximic and CCR products and continued adoption of our CCM offering.
Research & Insight Solutions revenue decreased primarily due to lower renewals and lower deliveries of certain custom digital products.

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
Cost of revenues for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Data costs	$16,358	20.6%	$16,886	19.0%	$(528)	(3.1)%
Employee costs	9,956	12.6%	11,276	12.6%	(1,320)	(11.7)%
Systems and bandwidth costs	7,394	9.3%	7,619	8.5%	(225)	(3.0)%
Lease expense and depreciation	6,763	8.5%	7,093	7.9%	(330)	(4.7)%
Panel costs	3,676	4.6%	3,600	4.0%	76	2.1%
Royalties and resellers	2,424	3.1%	1,905	2.1%	519	27.2%
Sample and survey costs	1,647	2.1%	1,529	1.7%	118	7.7%
Technology	1,312	1.7%	1,183	1.3%	129	10.9%
Professional fees	1,110	1.4%	1,690	1.9%	(580)	(34.3)%
Other	342	0.4%	318	0.4%	24	7.5%
Total cost of revenues	$50,982	64.3%	$53,099	59.4%	$(2,117)	(4.0)%
Employee costs decreased primarily due to the divestiture of the Movies Business and a decrease in stock compensation expense. Professional fees decreased primarily due to lower consulting fees. Data costs decreased primarily due to declines in our MVPD costs related to declining household counts.
Cost of revenues for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Data costs	$33,045	20.2%	$34,141	19.4%	$(1,096)	(3.2)%
Employee costs	21,339	13.0%	21,932	12.5%	(593)	(2.7)%
Systems and bandwidth costs	15,032	9.1%	14,471	8.3%	561	3.9%
Lease expense and depreciation	13,831	8.4%	14,150	8.1%	(319)	(2.3)%
Panel costs	7,123	4.3%	7,099	4.1%	24	0.3%
Royalties and resellers	4,981	3.0%	3,956	2.3%	1,025	25.9%
Sample and survey costs	3,076	1.9%	3,071	1.8%	5	0.2%
Technology	2,541	1.5%	2,359	1.3%	182	7.7%
Professional fees	2,338	1.4%	3,099	1.8%	(761)	(24.6)%
Other	664	0.4%	568	0.3%	96	16.9%
Total cost of revenues	$103,970	63.2%	$104,846	59.9%	$(876)	(0.8)%
Data costs decreased primarily due to declines in our MVPD costs related to declining household counts. Professional fees decreased primarily due to a decrease in consulting fees. The decreases were partially offset by an increase in royalties and resellers primarily due to increased sales of products for which we pay royalties.
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

Selling and marketing expenses for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Employee costs	$11,356	14.3%	$12,838	14.3%	$(1,482)	(11.5)%
Professional fees	861	1.1%	701	0.8%	160	22.8%
Technology	830	1.0%	813	0.9%	17	2.1%
Marketing and advertising	791	1.0%	1,242	1.4%	(451)	(36.3)%
Lease expense and depreciation	365	0.5%	521	0.6%	(156)	(29.9)%
Other	575	0.7%	548	0.6%	27	4.9%
Total selling and marketing expenses	$14,778	18.6%	$16,663	18.6%	$(1,885)	(11.3)%
Employee costs decreased primarily due to the divestiture of the Movies Business.
Selling and marketing expenses for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Employee costs	$23,911	14.5%	$24,465	14.0%	$(554)	(2.3)%
Professional fees	1,787	1.1%	1,380	0.8%	407	29.5%
Technology	1,777	1.1%	1,624	0.9%	153	9.4%
Marketing and advertising	1,157	0.7%	1,886	1.1%	(729)	(38.7)%
Lease expense and depreciation	854	0.5%	1,078	0.6%	(224)	(20.8)%
Other	948	0.6%	1,033	0.6%	(85)	(8.2)%
Total selling and marketing expenses	$30,434	18.5%	$31,466	18.0%	$(1,032)	(3.3)%
Marketing and advertising costs decreased primarily due to fewer marketing events during the six months ended June 30, 2026. Employee costs decreased primarily due to the divestiture of the Movies Business.
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
Research and development expenses for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Employee costs	$5,473	6.8%	$5,966	6.6%	$(493)	(8.3)%
Technology	801	1.0%	722	0.8%	79	10.9%
Professional fees	520	0.7%	602	0.7%	(82)	(13.6)%
Lease expense and depreciation	221	0.3%	376	0.4%	(155)	(41.2)%
Other	139	0.2%	138	0.2%	1	0.7%
Total research and development expenses	$7,154	9.0%	$7,804	8.7%	$(650)	(8.3)%
Research and development expenses for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Employee costs	$11,489	7.0%	$12,262	7.0%	$(773)	(6.3)%
Technology	1,551	0.9%	1,508	0.9%	43	2.9%
Professional fees	1,096	0.7%	1,085	0.6%	11	1.0%
Lease expense and depreciation	526	0.3%	826	0.5%	(300)	(36.3)%
Other	278	0.2%	241	0.1%	37	15.4%
Total research and development expenses	$14,940	9.1%	$15,922	9.1%	$(982)	(6.2)%

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
General and administrative expenses for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Employee costs	$7,473	9.4%	$7,594	8.5%	$(121)	(1.6)%
Professional fees	4,922	6.2%	2,994	3.3%	1,928	64.4%
Technology	963	1.2%	865	1.0%	98	11.3%
Lease expense and depreciation	172	0.2%	263	0.3%	(91)	(34.6)%
Other	1,468	1.9%	1,156	1.3%	312	27.0%
Total general and administrative expenses	$14,998	18.9%	$12,872	14.4%	$2,126	16.5%
Professional fees increased primarily due to legal and advisory fees related to the divestiture of the Movies Business.
General and administrative expenses for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(In thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Employee costs	$13,946	8.6%	$14,876	8.5%	$(930)	(6.3)%
Professional fees	8,584	5.2%	6,079	3.5%	2,505	41.2%
Technology	1,858	1.1%	1,705	1.0%	153	9.0%
Lease expense and depreciation	394	0.2%	545	0.3%	(151)	(27.7)%
Other	2,996	1.8%	2,142	1.2%	854	39.9%
Total general and administrative expenses	$27,778	16.9%	$25,347	14.5%	$2,431	9.6%
Professional fees increased primarily due to legal and advisory fees related to the divestiture of the Movies Business.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, primarily our 2021 acquisition of Shareablee. Amortization of intangible assets was $0.6 million during the three months ended June 30, 2026 and 2025 and $1.3 million during the six months ended June 30, 2026 and 2025.
Loss on Divestiture of Business, Net
During the three and six months ended June 30, 2026, we recognized a $2.7 million loss on divestiture of business, net in connection with the divestiture of the Movies Business. For additional information, refer to Footnote 3, Divestiture of Movies Business.
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
For the three and six months ended June 30, 2026, the gain from foreign currency transactions was $0.5 million and $1.8 million, respectively. The gains were primarily driven by fluctuations in the Euro, Chilean Peso, Mexican Peso and U.S. Dollar exchange rates. For the three and six months ended June 30, 2025, the loss from foreign currency transactions was $3.8 million and $5.5 million, respectively. The losses were primarily driven by fluctuations in the Euro, Chilean Peso and U.S. Dollar exchange rates.
Other Income, Net
Other income, net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. Other income, net was $0.4 million during the three and six months ended June 30, 2026, and zero during the three and six months ended June 30, 2025. The increase in other income, net for the three and six months ended June 30, 2026 as compared to 2025 was primarily driven by income from the transition services agreements, as described in Footnote 3, Divestiture of Movies Business.

Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense primarily relates to interest and amortization of debt issuance costs under our Credit Agreement (as defined below) and our finance leases.
We incurred interest expense, net of $1.0 million and $1.6 million during the three months ended June 30, 2026 and 2025, respectively, and $2.8 million and $3.3 million during the six months ended June 30, 2026 and 2025, respectively. The decrease in interest expense, net for the three and six months ended June 30, 2026 as compared to 2025 was primarily due to the prepayment of $5.0 million of Term Loan (as defined below) principal in the first quarter and the full repayment of the remaining obligations under the Credit Agreement in the second quarter of 2026. For additional information, refer to Footnote 7, Debt.
Loss on Extinguishment of Debt
During the three and six months ended June 30, 2026, we recognized a $3.6 million and $4.0 million loss on extinguishment of debt, respectively. The loss on extinguishment of debt is related to the prepayment of $5.0 million of Term Loan principal in the first quarter of 2026 and the full repayment of the remaining outstanding obligations under the Credit Agreement in the second quarter of 2026. For additional information, refer to Footnote 7, Debt.
Income Tax Benefit (Provision)
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
For the three months ended June 30, 2026 and 2025, we recorded an income tax benefit of $0.9 million and an income tax provision of $2.5 million, respectively, resulting in effective tax rates of 5.7% and 34.9%, respectively. For the six months ended June 30, 2026 and 2025, we recorded an income tax benefit of $31.0 thousand and an income tax provision of $0.9 million, respectively, resulting in effective tax rates of 0.1% and 7.0%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, changes in the valuation allowance against our domestic deferred tax assets and deferred tax expense resulting from amortization of tax-deductible goodwill. The income tax benefit for the three and six months ended June 30, 2026 also includes a discrete deferred tax benefit of $2.0 million related to the reduction of goodwill as a result of the divestiture of the Movies Business, along with discrete tax expense of $0.6 million related to foreign tax withholding on dividend distributions that were made in connection with the divestiture.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$8,041	$9,994
Net cash provided by (used in) investing activities	43,458	(11,392)
Net cash used in financing activities	(49,540)	(4,576)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	2,032
Net increase (decrease) in cash, cash equivalents and restricted cash	1,947	(3,942)
Overview
Our principal uses of cash consist of cash paid for data, payroll and other operating expenses; payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers; service of our debt and lease facilities; and costs related to our recently announced realignment plan (described below).
As of June 30, 2026, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $28.7 million, including $3.0 million in restricted cash (primarily related to letters of credit) and cash flows from our operations. We had outstanding letters of credit of $2.7 million as of June 30, 2026.
On May 27, 2026, we entered into an Equity Purchase Agreement with the Purchaser, pursuant to which we sold our Movies Business to the Purchaser for an aggregate base purchase price of $70.0 million in cash, subject to customary adjustments and other terms as set forth in the Equity Purchase Agreement. For further information, refer to Footnote 3, Divestiture of Movies Business.
We used a portion of the proceeds from the Movies Transaction to repay in full all outstanding obligations under our financing agreement with Blue Torch Finance LLC. See "Secured Credit Agreement" below. For additional information, refer to Footnote 7, Debt.
On August 11, 2026, we communicated a workforce reduction as part of a broader plan to realign our business, optimize our operations, and invest in long-term growth opportunities. In connection with this realignment plan, we will incur certain exit-related costs, which are currently estimated to range between $7 million and $9 million. We expect implementation of the plan, including cash payments, to be substantially complete in the third quarter of 2027. For additional information, refer to Footnote 13, Subsequent Events.
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
Preferred Stock
On March 10, 2021, we issued 82,527,609 shares of Series B Preferred Stock in exchange for gross cash proceeds of $204.0 million. Net proceeds from the issuance totaled $187.9 million after deducting issuance costs. Shares of Series B Preferred Stock were convertible into Common Stock as described in Footnote 6, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).
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
On December 29, 2025, Charter, Liberty, and Pine (together the "Investors") each exchanged 31,928,301 shares of Series B Preferred Stock for (i) 4,223,621 shares of Series C Preferred Stock and (ii) 3,286,825 shares of Common Stock (the "Recapitalization"). Holders of Series C Preferred Stock are entitled to convert the Series C Preferred Stock into shares of Common Stock and to vote as a single class with the holders of Common Stock as set forth in the Certificate of Designations of Series C Preferred Stock. Additionally, as part of the Recapitalization, we agreed to a fixed cash payment of $2.0 million to each of the Investors on June 30, 2028, regardless of whether the Investors continue to own any of our securities on the payment date. The Recapitalization resulted in the retirement of all shares of Series B Preferred Stock and the elimination of related annual and special dividend rights. For further information, refer to Footnote 6, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit).

As of June 30, 2026, no shares of Series C Preferred Stock had been converted into Common Stock.
Secured Credit Agreement
On December 31, 2024, we entered into a senior secured financing agreement (the "Credit Agreement") with Blue Torch Finance LLC. The Credit Agreement had a term of four years and was scheduled to mature in December 2028. The Credit Agreement provided a borrowing capacity of $60.0 million consisting of a $45.0 million term loan (the "Term Loan") and a $15.0 million revolving credit facility (the "Revolving Facility").
Amounts outstanding under the Credit Agreement were required to be prepaid from time to time with the net cash proceeds of certain debt incurrences, equity issuances, asset sales and other dispositions, insurance and condemnation proceeds, tax refunds and other extraordinary receipts. Additionally, we were required to prepay the loans annually with Excess Cash Flow (as defined in the Credit Agreement) at specified percentages, or we could voluntarily prepay a portion of the loans in order to maintain compliance with our financial covenants, as we did in the first quarter of 2026. Certain payments were subject to prepayment premiums.
The Credit Agreement contained financial covenants that required us to maintain a maximum Senior Leverage Ratio and minimum Liquidity (each term as defined in the Credit Agreement) during the term of the facility. Additionally, the Credit Agreement contained restrictive covenants that limited our ability to, among other things, incur additional indebtedness and liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. On March 30, 2026, we and Blue Torch Finance LLC executed a limited consent to the Credit Agreement, which waived testing of the Senior Leverage Ratio for the test period ending March 31, 2026, subject to certain conditions, including that our Senior Leverage Ratio for that test period did not exceed 3.25:1.00.
On March 30, 2026, we voluntarily prepaid $5.0 million of principal outstanding under our Term Loan. The prepayment was funded using cash on hand and was applied to the final maturity payment of the Term Loan. In connection with the prepayment, we recognized a $0.4 million loss on extinguishment of debt during the six months ended June 30, 2026. The loss represented the pro rata portion of the unamortized debt discount and debt issuance costs, along with the prepayment premium.
On May 27, 2026, we used a portion of the proceeds from the Movies Transaction to repay in full all outstanding obligations under the Credit Agreement. The repayment totaled $40.1 million, which included $39.0 million of outstanding principal, $0.7 million of accrued interest and $0.4 million of prepayment premium. The repayment resulted in the termination of the Credit Agreement and all related loan documents, including the lenders' commitments thereunder and all related guarantees, liens and security interests. In connection with the repayment, we recognized a $3.6 million loss on extinguishment of debt during the three and six months ended June 30, 2026.
For additional information on the Credit Agreement, refer to Footnote 7, Debt.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash provided by operating activities is calculated by adjusting our net loss for changes in operating assets and liabilities, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, stock-based compensation, unrealized foreign currency (gain) loss, loss on divestiture of business, net, loss on extinguishment of debt and deferred tax (benefit) provision.
Net cash provided by operating activities for the six months ended June 30, 2026 was $8.0 million compared to $10.0 million for the six months ended June 30, 2025. The decrease in cash provided by operating activities was primarily due to an increase in non-cash adjusted net loss driven by declines in revenue and direct costs related to the Movies Transaction offset by the changes in operating assets and liabilities, with $11.3 million of cash provided by operating assets and liabilities for the six months ended June 30, 2026 as compared to $1.8 million provided for the six months ended June 30, 2025. The increase was primarily driven by increases in contract liabilities and customer advances, along with increases in accounts payable and accrued expenses in 2026 compared to the prior year.
Investing Activities
Cash provided by (used in) investing activities primarily consists of net proceeds from our divestiture of the Movies Business, payments related to capitalized internal-use software costs, purchases of computer and network equipment to support our technical infrastructure, and furniture and equipment. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base and introduce new digital formats, as well as constraints on cash expenditures due to our financial position and the current economic environment.
Net cash provided by investing activities for the six months ended June 30, 2026 was $43.5 million compared to net cash used in investing activities of $11.4 million for the six months ended June 30, 2025. The increase in cash provided by investing activities was primarily due to the net proceeds received from the divestiture of the Movies Business of $55.7 million, net of cash transferred.

Financing Activities
Net cash used in financing activities during the six months ended June 30, 2026 was $49.5 million compared to $4.6 million during the six months ended June 30, 2025. The increase in cash used in financing activities was primarily related to the repayment of outstanding principal under the Credit Agreement (totaling $44.6 million) during the six months ended June 30, 2026.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including purchase obligations with MVPDs and connected TV data providers, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs and other providers for set-top box and connected TV data. These agreements have remaining terms of less than one year to five years. As of June 30, 2026, the total fixed payment obligations related to set-top box and connected TV data agreements are $83.6 million and $18.1 million, respectively. In addition, we expect to make variable payments related to a set-top box data agreement totaling an estimated $77.0 million over the next five years.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from less than one year to four years. As of June 30, 2026, the total fixed payment obligation related to these agreements is $13.7 million.
In 2025, we amended an agreement for cloud-based data storage and bandwidth services to help process and store our data, extending the term through 2028. The remaining term for this agreement is less than three years. As of June 30, 2026, the total fixed payment obligation related to this agreement is $46.9 million.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities, and expenses from ongoing compliance efforts, legal matters, strategic transactions, and our recently announced realignment plan. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from the realignment plan and other cost-reduction initiatives undertaken by our management, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. Our history of net losses, as well as disruption and volatility in global capital and credit markets, could impact our ability to access capital resources on terms acceptable to us or at all. If we issue additional equity securities in order to raise additional funds or for other purposes, further dilution to existing stockholders may occur.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2026, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our organizational realignment plan and other cost-reduction initiatives may not achieve their intended benefits and could adversely affect our business, financial condition, results of operations and liquidity.
On August 11, 2026, we communicated a workforce reduction as part of a broader plan to realign our business, optimize our operations, and invest in long-term growth opportunities. In addition to employee terminations, the plan is expected to include reductions in other corporate costs, expanded use of offshore support, reallocation of commercial and product development resources, contract modifications, and targeted investments in future growth areas. We may also determine to exit activities in certain geographic regions in order to more effectively align resources with business priorities. In connection with the realignment plan, we will incur certain exit-related costs. These costs are currently estimated to range between $7 million and $9 million. We expect implementation of the plan, including cash payments, to be substantially complete in the third quarter of 2027.
Successful implementation of the realignment plan is subject to numerous risks and uncertainties. The actions contemplated by the plan may cause significant disruption to our operations and business activities and may adversely affect our relationships with customers, vendors, business partners and employees. The workforce reduction, expanded use of offshore support, and changes in organizational responsibilities may result in the loss of institutional knowledge; delays in product development, sales execution or customer service activities; challenges in executing our business strategy; and difficulty attracting, retaining and motivating qualified personnel. Implementation of the plan may also expose us to increased legal, regulatory and contractual risks. Employee terminations and changes to our operations, workforce structure and commercial relationships may give rise to employment-related claims, contract disputes, indemnification claims, regulatory inquiries or other legal proceedings. Any such matters could result in additional costs, liabilities, management distraction, reputational harm or operational disruption.
In addition, there can be no assurance that we will realize the anticipated benefits, cost savings or operating efficiencies expected from the realignment plan, or that these benefits will be realized within the expected timeframe. The actual costs of implementing the plan may be higher than currently estimated, and the actual savings and other benefits may be lower than anticipated. Our estimates regarding implementation costs, future savings and the timing thereof are based on assumptions that may prove to be inaccurate, and changes in those assumptions could result in materially different outcomes. We may also encounter impediments, delays or other unforeseen challenges in implementing the plan, including difficulties associated with third-party contractual arrangements, regulatory requirements, labor-related matters, technology transitions and business continuity concerns.
The realignment plan is one component of a broader set of initiatives intended to reduce costs and improve operational efficiency. If the plan and these other initiatives do not generate the expected benefits, or if our business performance deteriorates, we may face substantial liquidity challenges. In such circumstances, we could be required to pursue additional financing, restructure existing obligations, undertake additional cost-reduction measures, dispose of assets, seek strategic alternatives or take other actions, any of which may not be available to us on acceptable terms or at all. If we are unable to improve our liquidity position or obtain additional capital when needed, we could experience significant financial distress and, in an extreme circumstance, become insolvent or seek protection under applicable bankruptcy or insolvency laws.
The realignment plan may also result in other unintended consequences that we do not currently anticipate, including adverse effects on our competitive position, growth initiatives, internal controls, compliance activities and overall business strategy. Any of these risks, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to continue executing our strategic objectives.
Our outstanding securities, the stock or securities that we may issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders have experienced and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. As of June 30, 2026, our Series C Preferred Stock was convertible into an aggregate of 12,670,863 shares of Common Stock at the election of the holders.
As of June 30, 2026, 538,574 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans (including stock option awards we assumed in the Shareablee acquisition), 1,018,660 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit and deferred stock unit awards under our equity incentive plans and arrangements (including Shareablee plan awards and an employment inducement award we granted in 2021), and 3,246,363 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2026
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

2.1^
Equity Purchase Agreement, dated as of May 27, 2026, by and between comScore, Inc. and Flix Buyer Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed June 2, 2026) (File No. 001-33520)

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation of comScore, Inc., dated March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.6
Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.8
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed June 22, 2023) (File No. 001-33520)

3.9
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed December 27, 2023) (File No. 001-33520)

3.10
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 18, 2024) (File No. 001-33520)

3.11
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

3.12
Certificate of Amendment to the Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed June 24, 2025) (File No. 001-33520)

3.13
Certificate of Elimination of Designation of Series B Convertible Preferred Stock of comScore, Inc., dated December 29, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed December 31, 2025) (File No. 001-33520)

3.14
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc., dated December 29, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed December 31, 2025) (File No. 001-33520)

3.15
Certificate of Designations of Series C Convertible Preferred Stock, par value $0.001, of comScore, Inc., dated December 29, 2025 (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed December 31, 2025) (File No. 001-33520)

3.16
Amended and Restated Bylaws of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520)

10.1+*	Sixth Amendment to the comScore, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan

10.2+*	Form of comScore, Inc. Cash Incentive Plan Participation Agreement for Employees

10.3*
Separation and General Release Agreement, dated as of May 28, 2026, by and between comScore, Inc. and Jon Carpenter (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed June 3, 2026) (File No. 001-33520)

10.4*
Letter Agreement, dated as of May 28, 2026, by and between comScore, Inc. and Matthew McLaughlin (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 3, 2026) (File No. 001-33520)

10.5*
Severance Agreement, dated as of May 28, 2026, by and between comScore, Inc. and Matthew McLaughlin (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed June 3, 2026) (File No. 001-33520)

10.6*
Change of Control Agreement, dated as of May 28, 2026, by and between comScore, Inc. and Matthew McLaughlin (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed June 3, 2026) (File No. 001-33520)

10.7+*	Form of Stock Option Grant Notice and Stock Option Agreement, dated June 12, 2026, by and between comScore, Inc. and Matthew McLaughlin

10.8+*	Form of Restricted Stock Units Award Agreement, dated June 16, 2026, by and between comScore, Inc. and Matthew McLaughlin

10.9+*	Form of Performance Restricted Stock Units Award Agreement, dated June 16, 2026, by and between comScore, Inc. and Matthew McLaughlin

10.10+	Amendment No. 8 to Deed of Lease, dated as of May 8, 2026, by and between South of Market LLC and comScore, Inc.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

^ Specific terms in this exhibit have been omitted because such terms are both not material and of the type that the Registrant treats as private and confidential. The Registrant undertakes to furnish copies of any omitted terms to the SEC or its staff upon request.
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
August 14, 2026